Form 10-K405
SUMMIT BANCSHARES INC/CA
filed 1995-03-29
CIK 353203

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

     FOR FISCAL YEAR ENDED                       COMMISSION FILE NUMBER
       DECEMBER 31, 1994                                 0-11108

                           SUMMIT BANCSHARES, INC.
                           _______________________
           (Exact name of registrant as specified in its charter)

           CALIFORNIA                          94-2767067
           __________                          __________
     (State of Incorporation)     (I.R.S. Employer Identification No.)

                  2969 Broadway, Oakland, California  94611
                  _________________________________________
           (Address of principal executive offices and zip code)

                               (510) 839-8800
                               ______________
               (Registrant's area code and telephone number)

Securities registered pursuant to Section 12 (b) of the Act: NONE
  Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day period.

               Yes __X__                             No _______

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.

                                                             /X/


State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average of bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:

                             $7,314,132.00 (1)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                     425,559 shares no par common stock
                       issued as of February 28, 1995

                     Documents Incorporated by Reference
                The Registrant's Proxy Notice and Statement
               of Annual Meeting of Shareholders to be Held on
               April 19, 1995 -- Part III, Arthur Andersen LLP

_______________
1
  For purposes of this calculation only, shares are deemed to have market value of $21.00, the average of bid and asked prices on February 28, 1995, and each of the executive officers, directors and persons holding 5% or more of the outstanding common stock is deemed to be an affiliate.

                                    PART I

ITEM 1. BUSINESS
        ________

    Summit Bancshares, Inc. (the "Company") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. It was incorporated under the laws of the State of California on July 22, 1981. Its principal office is located at 2969 Broadway, Oakland, California 94611, and its telephone number is (510) 839-8800.

    On March 1, 1985, the Bank opened a banking facility at 112 La Casa Via, Walnut Creek, California 94596, which moved into new quarters located at 1700 N. Main, Walnut Creek, California 94598 in September, 1990. The telephone number is (510) 935-9220. In addition, a full service branch began operation in December, 1985, in the Watergate III Tower at 2000 Powell Street, Emeryville, California 94608. The telephone number is (510) 428-1868.

    Summit Bancshares, Inc. owns all of the capital stock of Summit Bank (the "Bank"), its subsidiary bank, and its activities during 1994 were limited to acting as the Bank's holding company.

    The Bank has conducted the business of a commercial bank since
July 1, 1982. The Bank provides commercial credit and other banking services to small and mid-sized businesses and professionals, including professional firms of physicians, attorneys, accountants, retailers and service firms, wholesalers and distributors. Because of the concentration of medical facilities and related organizations in the Bank's primary service area, the Bank primarily focuses its marketing efforts on health service businesses; however, the Bank also offers a broad spectrum of financial services to the business community at large. The Bank offers a variety of loan products as well as money market investment services to attract and retain commercial customers. The Bank offers various checking and savings accounts for both personal and business purposes, time certificates of deposit, cashier's checks, money orders, travelers checks, safe deposit boxes, installment collection services, night depository, depository pickup and courier services, telephone transfers, collection services for notes, Individual Retirement and Business
Planning (formerly Keogh) Accounts. The Bank has not requested and does not have regulatory approval to offer trust services, although it may provide such services in the future. The Bank assists customers requiring services not offered by the Bank in obtaining such services from its correspondent banks and other financial services firms.
Although the Bank does not actively solicit consumer business from the general public, it does offer banking services and facilities compatible with the need of its consumer customers.

    The banking office in Walnut Creek offers virtually the same services listed above with the exception of safe deposit boxes.
The Emeryville Office offers all the same services as the Oakland Office.

    On March 30, 1989, the State Banking Department approved the
Bank's application to establish a new subsidiary, Summit Equities, Inc, whose purpose is to engage in real property investment activities as authorized by Section 751.3 of the California Financial
Code. On November 13, 1992 the FDIC imposed regulations limiting real estate investment to those authorized by national banks, thus no real estate transactions are allowed to be transacted under this subsisdiary.
The corporation is exploring other avenues or types of approved investment activities. As of this date, the subsidiary has not conducted any business.

SERVICE AREA
____________

    The primary geographic market served by the Bank encompasses the "Pill Hill" area of the City of Oakland and extends to the northern portion of Alameda County to the Contra Costa County line along the boundary cities of Richmond and Albany; running south along the bay front (including the city of Alameda) to Highway 238/580 to the Castro Valley
"Y"; east along Highway 580 to encompass the communities of Livermore and Blackhawk; northerly along Highway 680 to the Highway 24 corridor to encompass the cities of Walnut Creek and Concord and west to the starting point in northern Alameda County. This area includes a substantial number of commercial businesses, a large health services complex and substantial residential population. In Alameda County, the health services complex includes two major hospitals, approximately
500 physicians and a wide variety of health related and other professionals, and small and medium-sized businesses.

    The Walnut Creek office is about 16 miles northeast of the head office in Oakland and located in the central business district in Walnut Creek. The site is approximately 1 mile west of John Muir Hospital, which is a 343-bed hospital employing approximately 1150 people and accommodates a large staff of approximately 325 visiting physicians.
The surrounding service area includes 4 convalescent hospitals, an acute psychiatric care facility, and the 204-bed Kaiser Foundation Hospital, which employs over 1150 people in downtown Walnut Creek and is staffed by approximately 95 physicians.

    The Emeryville branch is a further extension of the Bank's plan to expand into areas which will further utilize specialized services directed at medium-sized businesses and professionals. Located west of Interstate 80 at 2000 Powell Street, it is servicing a commercial sector and an up-scale employee population.

    The Bank also obtains business clients from areas adjacent to the Pill Hill area in Oakland, the John Muir and Kaiser areas of Walnut Creek and in Emeryville, and from other sections of those metropolitan areas. The Bank's customers are primarily business and professional persons working in the vicinity of each branch, officers and employees of businesses and professional firms serviced by the Bank, and residents of areas close to the Bank.

COMPETITION
___________

    The banking business in the Oakland/East Bay metropolitan area is very competitive with respect to both loans and deposits, and is dominated by relatively few major banks which have offices operating throughout California. Among the advantages such banks have are their ability to finance wide-ranging advertising campaigns, to offer certain services (for example, trust services) which are not offered directly by the Bank, and to have substantially higher legal lending limits due to their greater capitalization. There are six other independent banks in Oakland, six in Walnut Creek and none in Emeryville.

   In competing for deposits, the Bank is subject to certain limitations not applicable to non-bank financial institution competitors. Over the past years, legislative changes have enabled the Bank to compete more effectively for deposits with savings and loan institutions but still remains at a competitive disadvantage when competing with money market funds.

   To compete with major financial institutions and other independent banks in its primary service areas, the Bank relies upon the experience of its executive officers in serving business clients, its specialized services, local promotional activity, personal contacts by its officers, directors, employees, and organizers of the Company. For customers whose loan demands exceed the Bank's legal lending limit, the Bank arranges for such loans on a participation basis with correspondent banks as well as other independent banks.

REGULATION AND SUPERVISION
__________________________

     THE COMPANY.  The Company is a bank holding company within
     ___________
the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is registered as such with the Federal Reserve Board
(FRB). A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the FRB and is required to obtain FRB approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank. The BHC Act further provides that the FRB shall not approve any such acquisition that would result in or further the creation of a monopoly, or the effect of which may be to substantially lessen competition, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the probable effect in meeting the convenience and needs of the community to be served.

     Furthermore, under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank, or (ii) engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own shares of a company engaged in activities which the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     The FRB has by regulation determined that certain activities are so closely related to banking as to be a proper incident thereto within the meaning of the BHC Act. These activities include, but are not limited to: operating an industrial loan company, industrial bank, Morris Plan Bank, savings association, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing investment and financial advice; operating as a trust company in certain instances, selling traveler's checks, United States savings bonds and certain money orders; providing certain courier services; providing management consulting advice to nonaffiliated depository institutions in some instances; acting as insurance agent for certain types of credit-related insurance; leasing property or acting as agent, broker or advisor for leasing property on a "full pay-out basis"; acting as a consumer financial counselor, including tax planning and return preparation; performing futures and options advisory services, check guarantee services and discount brokerage activities; operating a collection or credit bureau; or performing personal property appraisals. The Company has no present intention to engage in any of such permitted activities at this time.

     The FRB also has determined that certain activities are not so closely related to banking to be a proper incident thereto within the meaning of the BHC Act. Such activities include: real estate brokerage and syndication; land development; property management; underwriting of life insurance not related to credit transactions; and with certain exceptions, securities underwriting and equity funding. In the future, the FRB may add or delete from the list of activities permissible for bank holding companies. Under the BHC Act, a bank holding company and its subsidiaries are prohibited from acquiring any voting shares of or interest in all or substantially all of the assets of any bank located outside the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, unless the acquisition is specifically authorized by the law of the state in which the bank to be acquired is located or unless the transaction qualifies under federal law as an "emergency interstate acquisition" of a closed or failing bank. The California interstate banking bill is described under "Interstate Banking" (below).

     A bank holding company and its subsidiaries are prohibited from certain tie-in arrangements in connection with any extension of credit, sale or lease of a property or furnishing of services. For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries, or on a promise by its customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between the Company and its subsidiaries, including the Bank. As an affiliate of the Bank, the Company is subject, with certain exceptions, to provisions of federal law imposing limitations on, and requiring collateral for, extensions of credit by the Bank to its affiliates.

     Directors of the Company, and the companies with which they are associated, have had and will continue to have banking transactions with the Bank in the ordinary course of the Bank's business. It is the firm intention of the Company that any loans and commitments to loan included in such transactions be made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectability or presenting other unfavorable features. At December 31, 1994, loans to directors totalled $.8 million or 7.4% of the Company's shareholders' equity.

     THE BANK.  The Bank is a member of the FDIC which currently
     ________
insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank pays a semi-annual assessment and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.

     The Bank is subject to regulation, supervision and regular examination by the California State Banking Department (the "Department"). Although the Bank is a non-member of the Federal Reserve System, it is subject to regulation, supervision, but not examination by the FRB. The regulations of these agencies govern most aspects of the Bank's business, including the making of periodic reports by the Bank and the Bank's activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas.

     Subject to the regulations of the California Superintendent of Banks (the "Superintendent"), the Bank may invest in capital stock, obligations or other securities of other corporations, provided such corporations are not insurance companies, agents or brokers. In addition, the Bank may acquire any or all of the securities of a company that engages in activities that the Bank may engage in directly under California law without the prior approval of the FRB. California state-chartered banks are also specifically authorized to provide real estate appraisal services, management consulting and advisory services and electronic data processing services.

     The Company's primary source of income (other than interest earned on Company capital) is the receipt of dividends and management fees from the Bank. The ability of the Bank to pay management fees and dividends to the Company and its affiliates is subject to restrictions set forth in the California Financial Code and, under certain circumstances, is subject to approval of the Department. The board of directors of a state-chartered bank may declare a dividend out of so much of net profits as such board deems appropriate, subject to California law which restricts the amount available for cash dividends to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period).

     In the event that a bank has no retained earnings or net income for the prior three fiscal years, cash dividends may be paid out of net income for such bank's last preceding fiscal year or current fiscal year upon the prior approval of the Department. Although there are not specific regulations restricting dividend payments by bank holding companies other than state corporation law, supervisory concern focuses on the holding company's capital position, its ability to meet its financial obligations as they come due and the capacity to act as a source of financial strength to its subsidiary banks.

     The FRB and the Superintendent have authority to prohibit a bank from engaging in business practices which are considered to be unsafe or unsound. Depending upon the financial condition of the Bank and upon other factors, the FRB or Superintendent could assert that the payments of dividends or other payments by the Bank to the Company might be such an unsafe or unsound practice. Also, if the Bank were to experience either significant loan losses or rapid growth in loans or deposits, or some other event resulting in a depletion or deterioration of the Bank's capital account were to occur, the Company might be compelled by federal banking authorities to invest additional capital in the Bank necessary to return the capital account to a satisfactory level.

     Impact of Economic Conditions and Monetary Policies.  The earnings
     ___________________________________________________
and growth of the Company are and will be affected by general economic conditions, both domestic and international, and by the monetary and fiscal policies of the United States Government and its agencies, particularly the FRB. One function of the FRB is to regulate the national supply of bank credit in order to mitigate recessionary and inflationary pressures. Among the instruments of monetary policy used to implement those objectives are open market transactions in United States Government securities and changes in the discount rate on member bank borrowings. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. However, the effect, if any, of such policies on the future business and earnings of the Company cannot be accurately predicted.

         Accounting Changes.  In May 1993, the FASB issued Statement of
         __________________
    Financial Accounting Standards (SFAS) No. 114, Accounting by
Creditors for Impairment of a Loan as amended by SFAS No. 118. This statement is applicable to all creditors and to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and loans that are measured at fair value or at the lower of cost or fair value. The statement also applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms. The statement requires that impaired loans that are within the scope of this statement be measured based on the present value of expected cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company adopted this statement effective January 1, 1995. The Company does not expect that the adoption of the accounting prescribed by this statement will have a material impact on its financial position or results of operations.

    In May 1993, the FASB issued Statement of Financial
Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement requires that investments in debt and equity securities be classified as "held-to-maturity," "trading securities" or "available -for-sale." It requires that investments classified as held-to-maturity be reported at amortized cost, that investments classified as trading securities be reported at fair value with unrealized gains and losses included in earnings and that investments classified as available-for-sale be reported at fair value with unrealized gains and losses, net of related tax, if any, reported as a separate component of stockholders' equity. The Company adopted this statement effective January 1, 1994. This statement specifically precludes retroactive application to prior years' financial statements.
As the Company generally holds its investments until maturity, the impact of this accounting statement has been immaterial.

     Legislation and Proposed Changes.  From time to time, legislation
     ________________________________
is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Company. Certain changes of potential significance to the Company which have been enacted recently or others which are currently under consideration by Congress or various regulatory or professional agencies are discussed below.

     Financial Institutions Reform, Recovery and Enforcement Act of 1989.
     ___________________________________________________________________

  On August 9, 1989, President Bush signed into law the Financial
Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA").
FIRREA contains provisions, which among other things: (1) establish two separate financial industry insurance funds, both administered by the FDIC - the Bank Insurance Fund and the Savings Association Fund; (2) abolish the Federal Home Loan Bank Board and establish the Office of Thrift Supervision as an office of the Treasury Department, with responsibility for examination and supervision of all savings and loan associations; (3) increase the insurance premiums paid by FDIC-insured institutions; (4) permit bank holding companies to acquire healthy savings and loan associations; (5) enhance federal banking agencies' enforcement authority over the operations of all insured depository institutions and increase the civil and criminal penalties that may be imposed in connection with violations of laws and regulations; (6) curtail investments and certain activities of state-chartered savings and loan associations; and (7) increase the capital requirements of savings and loan associations. Management of the Company does not believe that the provisions of FIRREA have had or will have a material adverse impact on the Company's consolidated financial position or results of operations.

     Competitive Equality Banking Act.  The Competitive Equality
     ________________________________
Banking Act of 1987 contained provisions which, among other things: (1) permanently closed the loophole which formerly allowed for the creation of "non-bank banks"; (2) limited the restrictions imposed on banks on the availability of funds deposited by check; and (3) provided explicit leasing authority for national banks. The enactment of this legislation has not had a material adverse effect on the Company's consolidated financial condition or results of operations.

     Interstate Banking.  In September, 1986, California adopted an
     __________________
interstate banking law. The law allows California banks and bank holding companies to be acquired by banking organizations in other states on a reciprocal basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations solely within that state). The law took effect in two stages. The first stage, which became effective July 1, 1987, allowed acquisitions on a reciprocal basis within a region consisting of all 11 states (Alaska, Arizona, Colorado, Hawaii, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington) which currently permit acquisitions by California banking organizations of banks and bank holding companies in such states.
The second stage, which became effective January 1, 1991, allows interstate acquisitions on a national reciprocal basis. The Company believes that this legislation will further increase competition as out-of-state financial institutions enter the California market.


     Capital Adequacy Guidelines.  The FRB has issued capital adequacy
     ___________________________
guidelines establishing a risk-based capital framework consisting of a definition of capital comprised of a core component (essentially shareholders' equity less goodwill) ("Tier 1 capital"), a supplementary component ("Tier 2 capital"), a system for assigning assets & off-balance sheet items to four weighted risk categories (with higher levels of capital being required for the categories being perceived as representing greater credit risk ) and a schedule for achieving a minimum risk-based capital ratio of 7.25% by the end of 1990
(which at least 3.625% should be in the form of common shareholders' equity) and 8% by the end of 1992 (which at least 4% should be in the form of common shareholders' equity). An institution's risk-based capital would be determined by dividing its qualifying capital by its risk - weighted assets.

     The guidelines make regulatory capital requirements more sensitive to the differences in risk profiles among banking institutions, take off-balance sheet items into account when assessing capital adequacy and minimize disincentives to holding liquid low-risk assets. In addition, the guidelines may require some banking institutions to increase the level of their common shareholders' equity. It is not anticipated that the guidelines will have a material adverse effect on the Company's financial condition or results of operations over the short term. At the end of 1994, the guidelines provided for a minimum risk-based capital ratio of 8%, and this provision may limit the Company's ability to increase its assets or require the Company to raise additional equity to facilitate growth.

     On August 2, 1990, the FRB adopted standards for compliance by banking organizations with risk-based capital guidelines to include a minimum leverage ratio of 3% of Tier 1 capital to total average assets
(the "leverage ratio") based upon the definition of Tier 1 capital for 1994.

     The FRB emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and a favorable composite rating under the applicable regulatory rating system. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong well-run banking organization described above, will be required to maintain minimum capital ranging from 100 to 200 basis points in excess of the leverage ratio.

     The FRB leverage ratio establishes a new limit on the ability of banking organizations to increase assets and liabilities without increasing capital proportionately. In management's opinion, the leverage ratio will have no material effect on its capital needs in the foreseeable future. The Bank's leverage ratio at December 31, 1994 was 10.4% (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Adequacy" under Item #8).

EMPLOYEES
_________

    On December 31, 1994 the Bank employed 31 full time employees and 3 part time employees for a total equivalent of 32.7 full
time employees.   At the present time there are no salaried employees
of the Company.


STATISTICAL DATA
________________

    The following statistical data relating to the Company should be read in conjunction with the Consolidated Financial Statements which are included elsewhere in this 10-K Annual Report.

           Distribution of Assets, Liabilities and Shareholders' Equity
           ____________________________________________________________

   The following table summarizes the distribution, by amount (in thousands) and percentage of the daily average assets, liabilities, and shareholders' equity of Summit Bancshares, Inc. (consolidated) for the year ended December 31, 1994. Comparative figures for the years ended December 31, 1993 and 1992, are also provided:


ASSETS                               1994                  1993                  1992
______                               ____                  ____                  ____

                              AMOUNT  PERCENTAGE    AMOUNT  PERCENTAGE    AMOUNT  PERCENTAGE
                              ______  __________    ______  __________    ______  __________

Cash and Due
  From Banks                $ 6,118     7.92%     $ 6,108    7.65%      $ 6,476     8.65%

Time Deposits with Other
 Financial Institutions      10,487    13.57       12,650   15.84         6,093     8.14

Investment
 Securities:
   Taxable                    3,649     4.72        2,276    2.85           200      .27
   Non-taxable                  497                     0       0         4,214     5.63
Federal Funds                            .64
   Sold                       3,560     4.61        5,923    7.42         4,313     5.76
Loans, Net                   48,975    63.40       49,888   62.48        51,674    69.03
Other Assets                  3,970     5.14        3,002    3.76         1,884     2.52
                            -------   ------      -------  ------       -------   ------
  TOTAL ASSETS              $77,256   100.00%     $79,847  100.00%      $74,854   100.00%
                            =======   ======      =======  ======       =======   ======


LIABILITIES & SHAREHOLDERS' EQUITY
__________________________________

Deposits:
 Demand                     $18,883    24.44%     $17,740   22.21%      $15,719    21.00%
 Interest bearing
   transaction accounts      29,719    38.47       31,705   39.71        25,351    33.87
 Savings                      3,189     4.13        3,259    4.08         2,944     3.93
 Time                        15,090    19.53       17,110   21.43        21,692    28.98
Other Liabilities               338      .44          623     .78           482      .64
Shareholders' Equity         10,037    12.99        9,410   11.79         8,666    11.58
                            -------  ------        ------   -----       -------   ------
 TOTAL LIABILITIES &
SHAREHOLDERS' EQUITY        $77,256  100.00%      $79,847  100.00%      $74,854   100.00%
                            =======  ======       =======  ======       =======   ======


    The following is an analysis of Net Interest Income for 1994.
Comparative figures for 1993 and 1992 are also presented on the following pages. Non-accrual loans are included in the average balances. Balances are expressed in thousands of dollars.


                               For the year ended December 31, 1994
                               ____________________________________

                                                 Interest   Rates
                                     Average     Income/    Earned/
                                     Balance     Expense     Paid
ASSETS                               _______     ________   _______
------
Time Deposits with Other
 Financial Institutions              $10,487      $  410     3.91 %
Investment Securities (footnote #1)    4,146         212     5.11
Federal Funds Sold                     3,560         159     4.47
Loans (Interest and Fees)             48,975       5,044 *  10.12
                                      ------       -----
    Total Earning Assets             $67,168      $5,825     8.67 %
                                                   =====     =====

Cash and Due from Banks                6,118
Premises and Equipment                   923
Other Assets                           3,047
                                      ------
TOTAL ASSETS                         $77,256
                                      ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Demand                             $18,883     $  ---      ---  %
  Savings                              3,189         64     2.01
  Interest-bearing Transaction        29,719        607     2.04
  Time                                15,090        477     3.16
                                      ------     ------
  Total Deposits                     $66,881    $ 1,148     1.72 %
                                                 ======    =====

Other Liabilities                        338
Shareholders' Equity                  10,037
                                      ------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                $77,256
                                      ======
AS A PERCENTAGE OF AVERAGE
TOTAL EARNING ASSETS:

  Interest and Fee Income                       $ 5,825
  Interest Expense                                1,148
                                                 ------
  NET INTEREST INCOME AND MARGIN                $ 4,677    6.96 %
                                                 ======   =====

*Includes loan fees of $490,000

1.)  Investment income rate is not calculated on a tax equivalent basis.

                                  For the year ended December 31, 1993
                                  ____________________________________

                                                 Interest   Rates
                                     Average     Income/    Earned/
                                     Balance     Expense     Paid
ASSETS                               _______     ________   _______
______
Time Deposits with Other
 Financial Institutions              $12,650      $  455      3.60 %
Investment Securities (footnote #1)    2,276          74      3.25
Federal Funds Sold                     5,923         171      2.89
Loans (Interest and Fees)             49,888       4,858 *    9.73
                                      ------       -----
    Total Earning Assets             $70,737      $5,558      7.86 %
                                                   =====     =====

Cash and Due from Banks                6,108
Premises and Equipment                 1,054
Other Assets                           1,948
                                      ------
TOTAL ASSETS                         $79,847
                                      ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Demand                             $17,740      $  ---       ---  %
  Savings                              3,259          75      2.30
  Interest-bearing Transaction        31,705         720      2.27
  Time                                17,110         523      3.06
                                      ------       ------
  Total Deposits                     $69,814      $ 1,318     1.89 %
                                                   ======     =====

Other Liabilities                        623
Shareholders' Equity                   9,410
                                      ------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                $79,847
                                      ======
AS A PERCENTAGE OF AVERAGE
TOTAL EARNING ASSETS:

  Interest and Fee Income                         $ 5,558
  Interest Expense                                  1,318
                                                   ------
  NET INTEREST INCOME AND MARGIN                  $ 4,240     5.99 %
                                                   ======    =====

*Includes loan fees of $596,000

1.)  Investment income rate is not calculated on a tax equivalent basis.


                                  For the year ended December 31, 1992
                                  ____________________________________

                                                 Interest   Rates
                                     Average     Income/    Earned/
                                     Balance     Expense     Paid
ASSETS                               _______     ________   _______
------
Time Deposits with Other
 Financial Institutions              $ 6,093      $  270     4.43 %
Investment Securities (footnote #1)    4,414         191     4.33
Federal Funds Sold                     4,313         132     3.06
Loans (Interest and Fees)             51,674       5,238 *  10.14
                                      ------       -----
    Total Earning Assets             $66,494      $5,831     8.77 %
                                                   =====    =====

Cash and Due from Banks                6,476
Premises and Equipment                   754
Other Assets                           1,130
                                      ------
TOTAL ASSETS                         $74,854
                                      ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Demand                             $15,719     $  ---      ---  %
  Savings                              2,944         91     3.09
  Interest-bearing Transaction        25,351        786     3.10
  Time                                21,692        875     4.03
                                      ------     ------
  Total Deposits                     $65,706    $ 1,752     2.67 %
                                                 ======    =====

Other Liabilities                        482
Shareholders' Equity                   8,666
                                      ------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                $74,854
                                      ======
AS A PERCENTAGE OF AVERAGE
TOTAL EARNING ASSETS:

  Interest and Fee Income                       $ 5,831
  Interest Expense                                1,752
                                                 ------
  NET INTEREST INCOME AND MARGIN                $ 4,079      6.13 %
                                                 ======     =====


*Includes loan fees of $630,000

1.) Investment income rate is not calculated on a tax equivalent basis.

     Following is an analysis of changes in Interest Income and Expense
(in thousands of dollars) for 1994 over 1993. A similar comparison for 1993 over 1992 is on the following page. Changes not solely attributed to volume or rates have been allocated proportionately to volume and rate components.

                                            1994 over 1993
INCREASE (DECREASE) IN                      ______________
INTEREST AND FEE INCOME            Volume      Rate       Total
_______________________            ______      ____       _____

Time Deposits with Other
 Financial Institutions             $(82)     $  37       $ (45)

Investment Securities                 89         49         138

Federal Funds Sold                   (84)        72         (12)

Loans, Net                           (64)       250         186
                                     ---       ----        ----
Total Increase in
Interest and Fee Income             (141)       408         267
                                     ---       ----        ----

INCREASE IN
INTEREST EXPENSE
________________

Savings Deposits                      (2)        (9)        (11)

Interest-bearing Transaction         (43)       (70)       (113)

Time Deposits                        (63)        17         (46)
                                     ----       ----       -----

Total Increase in
Interest Expense                    (108)       (62)       (170)
                                     ---      ------       -----

INCREASE IN
NET INTEREST INCOME                 $(33)     $ 470       $ 437
                                     ===       ====        ====

                                            1993 over 1992
INCREASE (DECREASE) IN                      ______________
INTEREST AND FEE INCOME            Volume      Rate       Total
_______________________            ______      ____       _____

Time Deposits with Other
 Financial Institutions             $244      $ (59)      $ 185

Investment Securities                (77)       (40)       (117)

Federal Funds Sold                    47        ( 8)         39

Loans, Net                          (175)      (205)       (380)
                                     ---       -----       -----
Total Increase in
Interest and Fee Income               38       (311)       (273)
                                     ---       -----       -----

INCREASE IN
INTEREST EXPENSE
________________

Savings Deposits                       9        (25)        (16)

Interest-bearing Transaction         172       (238)         66

Time Deposits                       (165)      (187)       (352)
                                    ----       -----       -----

Total Increase in
Interest Expense                      16       (450)       (434)
                                     ---       -----       -----

INCREASE IN
NET INTEREST INCOME                 $ 22      $ 139       $ 161
                                     ===       ====        ====


INVESTMENT SECURITIES
_____________________

     The following table sets forth the book value as of December 31 for the securities indicated:


                                1994                   1993                   1992
                                ____                   ____                   ____
U. S. Treasury
  Securities               $ 8,981,172               $693,613             $  198,251

Obligations of
  States and
  Political
  Subdivisions               1,343,820                  4,900              3,013,343
                           -----------               --------              ---------
  TOTAL                    $10,324,902               $698,513             $3,211,594
                           ===========               ========              =========


The increase or decrease in municipal bonds in 1994, 1993 and 1992 was brought about by by a corresponding increase or decrease in interest rates in the marketplace. The amortized cost and estimated fair values of investment in debt securties for 1994 are as follows:


                                               Gross       Gross      Estimated
                               Amortized    Unrealized   Unrealized     Fair
                                 Cost          Gains       Losses       Value
                                 ____          _____       ______       _____

U.S. Treasury
  securities                 $ 8,981,172      $    0      $103,445  $ 8,877,727

Obligations of
  states and political
  subdivisions                 1,343,820           0         2,913    1,340,907
_______________________________________________________________________________

     TOTAL                   $10,324,992      $    0      $106,358  $10,218,634
_______________________________________________________________________________

The amortized cost and estimated market value of debt securities at December 31, 1994 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                     Estimated
                                       Amortized       Fair
                                         Cost          Value
                                         ____          _____

Due in one year or less             $ 5,338,285      $4,865,740

Due after one year through
  five years                          4,986,707       5,352,894
                                    $10,324,992     $10,218,634
                                     ==========      ==========


There were no sales of investments in debt securities during 1994.

    The following table is a summary of the relative maturities and yields of Summit Bancshares, Inc. investment securities as of December 31, 1994 and 1993. Yields on securities have been computed by dividing interest income, adjusted for amortization of premium and accretion of discount, by book values of the related securities. Investment yield is not calculated on a tax equivalent basis.



                        Maturing            Maturing After One
                     Within One Year        Through Five Years            Total
                     _______________        __________________            _____

                    Amount       Yield       Amount     Yield       Amount     Yield
                    ______       _____       ______     _____       ______     _____

                    December 31, 1994
                    _________________

U. S. Treasury
 Security          $3,999,365    5.64%    $4,981,807    6.36%    $ 8,981,172    6.06%

States and
 Political Sub-
 divisions          1,338,920    4.65          4,900   10.14       1,343,820    4.67%
                    _________   _____      _________   _____       _________    ____

   TOTAL           $5,338,285    5.40%    $4,986,707    6.39%    $10,324,992    5.88%
                    =========   =====      =========   =====      ==========    ====


                    December 31, 1993
                    _________________

U. S. Treasury
 Security           $693,613    3.54%       $    0         0%       $693,613    3.54%

States and
 Political Sub-
 divisions                 0       0         4,900     10.10           4,900   10.10%
                    ________   _____        ______     _____        ________   _____

   TOTAL            $693,613    3.54%       $4,900     10.10%       $698,513    3.55%
                   =========   =====        ======     =====        ========    ====


LOAN PORTFOLIO
______________

Composition of Loans
____________________

     The following table shows the composition of loans (in thousands of dollars) of Summit Bancshares, Inc. as of December 31 for each respective year designated.


                                1994         1993         1992
                                ____         ____         ____

Commercial and
  Financial                   $30,355      $30,928      $30,102
Real Estate, Including
  Construction                 10,695       12,501       12,663
Installment                     6,450        7,646        9,923
Leases                            132          219          306
                               ------       ------       ------
                               47,632       51,294       52,994

Less Unearned Income              (9)         (25)         (48)
Less Reserve for
  Possible Loan Losses          (932)        (728)        (899)
                               ------       ------       ------
TOTAL                         $46,691      $50,541      $52,047
                               ======       ======       ======



MATURITY, DISTRIBUTION AND INTEREST RATE
________________________________________
SENSITIVITY OF LOANS
____________________

     The following table shows the maturity distribution of loans
(in thousands of dollars) as of December 31, 1994.

                                    Loans with a Maturity of
                                    _____ ____ _ ________ __

                     One Year       One through       Over Five
                     or Less        Five Years          Years       Total
                     __ ____        ____ _____          _____       _____

Commercial and
  Financial          $18,378          $9,296            $2,681     $30,355
Real Estate
  Construction         3,882             275                 0       4,157
                      ------           -----             -----      ------
TOTAL                $23,815          $9,571            $2,681     $34,512
                      ======           =====             =====      ======


All but one loan for $12,540 reported above which have maturities of over one year are at floating interest rates.

Commitments and Lines of Credit
___________ ___ _____ __ ______


The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.


                                                     Contract Amount
                                                     ________ ______
Financial instruments whose contract
   amount represents credit risk:

   Commitments to extend credit in the future        $13,904,287

   Standby letters of credit                             991,600


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most all guarantees expire within a 1 year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

A part of the subsidiary Bank's marketing strategy is to offer quality financial services to the professional and small business communities. The Company has been especially successful in targeting health care professionals. This segment has traditionally provided high levels of deposits and low loan losses.

While approximately 20% of the Company's loans are concentrated with health care professionals, the Bank has had only two charge-offs totalling $133,206 since it was founded in 1982.

NON-PERFORMING LOANS AND
______________ _____ ___
SUMMARY OF LOAN LOSS EXPERIENCE
_______ __ ____ ____ __________
(In thousands of dollars)


                      Dec. 31, 1994      Dec. 31, 1993      Dec.31, 1992
                      _____________      _____________      ____________

Non-accrual loans        $   572              $  966            $ 686

90 days past due but
  still accruing             207                   4              212
                          ------               ------           -----
Total non-accrual
  and 90 days past
  due loans                  779                 970              898

Other real estate owned    2,866               1,509                0
                           -----              ------            -----
Total Non-performing
  assets                  $3,645              $2,479             $898
                          ======              ======           ======


The subsidiary Bank's policy is to recognize interest income on an accrual basis unless the full collectibility of principal and interest is uncertain. Loans that are delinquent 90 days as to principal or interest are placed on a non-accrual basis, unless they are well secured and in the process of collection, and any interest earned but uncollected is reversed from income. Collectibility is determined by considering the borrower's financial condition, cash flow, quality of management, the existence of collateral or guarantees and the state of the local economy.

The increase in non-performing assets from 12-31-93 to 12-31-94 is due primarily to an increase in other real estate owned (OREO), which consists of 6 properties. Of the total OREO amount, $2,509,000 is related to two properties. One of the properties is a single family residence and is currently in escrow with a estimated closing date in the second quarter. The Bank estimates a $50,000 loss on the property due to extensive water damage to the structure which was not attended to over the years. The second property is two continguous parcels in the Danville/Diablo Mountain area of Alameda County. These two parcels are currently on the market for sale. In addition, two other properties are also in escrow which should also close in the second quarter. Once all escrows close, the OREO amount should be reduced to under $1,200,000.
The remaining property in OREO is in the process of being sold with no loss anticipated.

Regarding the $572,000 placed on non-accrual status, this amount represents loans to three borrowers, of which one loan is $6,500 and has subsequently reduced to $3,500. Of the remaining two loans, one is secured by a single family dwelling and the other is partially secured by vacant land in the Oakland Hills.

    The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The reserve is increased by provisions and reduced by net charge-offs. The Bank makes credit reviews of the loan portfolio, considers current economic conditions, loan loss experience, and other factors in determining the adequacy of the reserve balance. The allowance for loan losses is based on estimates and ultimate losses may vary from current estimates. As adjustments become necessary, they are reported in earnings in the periods in which they become known.

    Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed under Item III of Industry Guide 3 do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment program.

    An analysis of activity in the allowance for loan losses for the years ended December 31 is as follows:


                                      1994           1993          1992
                                      ____           ____          ____

     Balance at beginning
      of period                     $728,353      $899,083      $869,863
                                     -------       -------       -------
     Provision for possible
      loan losses                    670,000       430,800       180,000
                                     -------       -------       -------
     Loan charged off
       Commercial                    262,005       552,274       150,858
       Real Estate Construction            0             0             0
       Installment                   255,850        64,850         9,606
                                     _______       _______       _______
        Total chargeofffs            517,855       617,124       160,464
                                     -------       -------       -------
     Recoveries
       Commercial                     47,500        12,594         5,934
       Real Estate Construction            0             0             0
       Installment                     3,880         3,000         3,750
                                      ______        ______         _____
        Total recoveries              51,380        15,594         9,684
                                      ------        ------        ------
     Net chargeoffs                  466,475       601,530       150,780
                                     -------       -------       -------
     Balance at end of
      period                        $931,878      $728,353      $899,083
                                    ========       =======       =======
     Ratio of net charge-
      offs to average
      loans outstanding                  .95%         1.20%         0.29%
                                        ====          ====          ====

       Although it cannot be accurately predicted, it is estimated that in 1995, Loan Losses in the Commercial loan category may approximate $315,000 while losses in the Instalment loan category may approximate $51,000. No losses are anticipated in the Real Estate Loan category.

       Allocations for Loan Loss Reserves for the next two years are as follows:


                                            1995

                  Commercial Loans             $485,353
                  Real Estate Loans             316,525
                  Installment Loans             130,000
                                               ________
                                               $931,878
                                               ========

                                            1996

                  Commercial Loans           $  621,000
                  Real Estate Loans             410,000
                  Installment Loans             135,000
                                                _______
                                             $1,166,000
                                               ========


TIME DEPOSITS IN THE AMOUNT OF $100,00 AND OVER
____ ________ __ ___ ______ __ _______ ___ ____

    The following table sets forth by time remaining to maturity, Summit Bank's issuance of time deposits in the amount of $100,000 or more (in thousands of dollars) as of December 31 of the respective year designated:

                          1994                      1993                     1992
                          ____                      ____                     ____

                    Amount  Percentage        Amount  Percentage       Amount  Percentage

3 months or less   $ 7,362     71.7%         $ 7,472    74.3%         $ 7,664    63.4%

Over 3 through
  6 months           1,015      9.9            1,150    10.0            3,539    29.3

Over 6 through
  12 months          1,891     18.4            1,651    14.4              884     7.3

Over 12 months           0        0              150     1.3                0       0

                    ------    -----           ------   -----           ------   -----
TOTAL              $10,268    100.0%         $10,423   100.0%         $12,087   100.0%
                    ======    =====           ======   =====           ======   =====

RETURN ON EQUITY AND ASSETS
___________________________

    The following table shows key financial ratios for the years ending December 31, 1994, 1993 and 1992:



                                          1994        1993       1992
                                          ____        ____       ____
Return on average assets                  1.17%       1.06%      1.09%
Return on average shareholders'
  equity                                  9.04%       9.00%      9.38%
Dividend payout ratio                    22.39%      11.87%     13.32%
Average shareholders' equity
  as a percent of:
         Average Assets                  12.99%      11.78%     11.58%
         Average Deposits                15.01%      13.49%     13.19%


INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS
________ ____ ____________________ ____ ____ ________

    The following table provides an interest rate sensitivity and interest rate risk analysis for the year ended 1994. The table presents each major category of interest-earning assets and interest-bearing liabilities. In addition to illustrating the traditional GAP analysis, the table also provides an initial review of interest rate risk as defined in Section 305 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), Public Law 102-242. This section requires the federal banking agencies to revise their risk-based capital guidelines to ensure that those standards take adequate account of (1) interest rate risk, (2) concentration of credit risk, and (3) the risks of nontraditional activities. The agencies must publish final regulations implementing section 305 and establish reasonable transition rules to facilitate compliance with those regulations.

     An underlying principle of the proposal for incorporating interest rate risk (IRR) into risk-based capital guidelines is that a certain amount of IRR is inherent and appropriate in commercial banking. In addition, the proposal acknowledges that the level of IRR in banks is difficult to measure with a high degree of confidence. Finally, the approach takes into consideration the fact that, to date, IRR has not been a principal threat to the financial health of commercial banks. Accordingly, the proposal targets the identification of insititutions with high or significant levels of risk. Institutions identified as having IRR exposure greater than a supervisor-determined threshold would be required to allocate additional capital to support their higher level of measures risk.

    The methodology for measuring an institution's IRR exposure applies the principle of duration to a standard maturity GAP report in order to approximate the net change in the economic value of the institution arising from a change in interest rates. Institutions would slot their assets, liabilities and off-balance-sheet positions into a maturity ladder report based upon their remaining maturities or nearest repricing dates. The position reported in each maturity range would then be multiplied by an IRR weight that represents the interest rate sensitivity of the respective positions. The IRR weights would be established by the Banking Agencies and would be based on the modified duration of instruments with maturities, cash flows, coupons and yields that are assumed to be representative of the position being weighted.

    Under the proposal, an institution with IRR exposure in excess of a threshold level would be required to allocate additional capital equal to the dollar amount of the estimated change in its economic value that is in excess of that level. This would provide complete coverage of any incremental exposure above the established threshold.
For example, if threshold levels of IRR exposure were set at 1.00 percent of total assets, an institution with a measured exposure of 1.50 percent of assets would be required to allocate a dollar amount of capital equal to 0.50 percent of total assets.

    As the following table illustrates, based on the initial review of the proposed regulation, the Bank would not be required to increase its capital level and is within proposed threshold levels.



                                                     INTEREST RATE RISK REPORTING SCHEDULE

REPORTING INSTITUTION:  SUMMIT BANK                                                                   REPORTING DATE:   12/31/94

                                                      REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT
                                          ($000.00
                                           OMITT)       UP     > 3       > 1       > 3      > 7         OVER
                                             TOT        3      < 1       < 3       < 7      < 15        15 YRS

  I.   INTEREST-BEARING ASSETS
     1.  CASH AND BALANCE DUE            $5,746    $5,746       $0        $0        $0        $0        $0
     2.  SECURITIES (INCL TRADING)
         a)  NON-AMORTIZING             $17,364    $5,247   $7,130    $4,987        $0        $0        $0
         b)  DEEP DISC COUPONS               $0
         c)  HIGH RISK MORT. SEC.            $0
     3.  FED FUNDS SOLD & SEC            $3,500    $3,500       $0        $0        $0        $0        $0
          SOLD FOR RESALE                    $0
     4.  LOANS, LEASES & ACCEPT.
         a)  AMORTIZING                 $19,249    $1,337   $3,163    $9,188    $5,561        $0        $0
         b)  NON-AMORTIZING             $28,020    $5,269  $13,626    $6,404    $2,721        $0        $0
     5.  TOTAL INT BEARG. ASSETS        $68,133   $21,099  $23,919   $20,579    $8,282        $0        $0
               6.  LOAN LOSS PROVISION    ($932)
  II.  ALL OTHER ASSETS                  $4,672

  III. TOTAL ASSETS                     $77,619

  IV.  INTEREST-BEARING LIABILITIES
     1.  INTEREST-BEARING DEPOSITS
         a) NOW ACCOUNTS                 $6,149        $0   $4,304    $1,845        $0        $0        $0
         b) MMDA ACCOUNTS               $22,733        $0  $15,913    $6,820        $0        $0        $0
         c) SAVINGS                      $3,109        $0       $0    $2,176      $933        $0        $0
         d) TIME DEPOSITS               $14,864    $9,871   $4,776      $217        $0        $0        $0
     2.  FED FUNDS PURCH &                   $0        $0       $0        $0        $0        $0        $0
          SEC. SOLD FOR REPUR                $0        $0       $0        $0        $0        $0        $0
     3.  OTHER BORROWED FUNDS                $0
     4.  TOTAL INT-BEARING LIAB.        $46,855    $9,871  $24,993   $11,058      $933        $0        $0

  V.    NONINTEREST-BEARING LIAB.
     1.  DEMAND DEPOSITS                $22,469    $3,370  $12,358    $6,741
     2.  OTHER LIABILITIES                 $218

  VI.   TOTAL LIABILITIES               $69,542

  VII.  EQUITY CAPITAL                   $8,077

  VIII. NET OFF-BAL SHEET POSITION
        (SWAPS & FUTURES)
     1. AMORTIZING                           $0
     2. NON-AMORTIZING                       $0

  MEMORANDA (CMO'S AND MORTGAGE DERIVATIVES)
   HIGH RISK SECURITIES EVALUATED            $0
   HIGH RISK SEC. NOT EVALUATED              $0





                                                INTEREST RATE RISK WEIGHTING CALCULATIONS

                                                            (12-31-94)
 BALANCE SHEET SUMMARY                    REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT
 (FROM REPORTING SCHEDULE)


                                                        UP      > 3        >1      > 3Y   > 7 YRS        OVER
                                             TOT        3      <= 1     <=3 Y     <= 7Y  <=15 YRS      15 YRS
  I.  TOTAL ASSETS (EXC.CASH & DUE)     $72,805
  2.    OTHER ASSETS &
           HIGH RISK SEC. EVALU          $4,672
  3.    TOTAL INT-BEARG ASSETS.         $68,133   $15,353  $23,919   $20,579    $8,282        $0        $0
  4.     AMORT ASSETS.                  $19,249    $1,337   $3,163    $9,188    $5,561        $0        $0
  5.     NON-AMORT ASSETS               $48,884   $14,016  $20,756   $11,391    $2,721        $0        $0
  6.     DEEP DISC ASSETS                    $0        $0       $0        $0        $0        $0        $0
  7.     HIGH RISK SEC. NOT EVALU            $0        $0       $0        $0        $0        $0        $0

  8.  TOTAL LIABILITIES                 $69,542
  9.    OTHER LIAB. & DDA               $22,687    $3,370  $12,358    $6,741        $0        $0        $0
 10.    INT-BEARG LIAB.                 $46,855    $9,871  $24,993   $11,058      $933        $0        $0

 11.  NET WORTH (GAP)                    $3,263    $2,112 ($13,432)   $2,780    $7,349        $0        $0

 12.  OFF BAL SHEET POSITIONS
 13.    AMORT OBS ITEMS:                     $0        $0       $0        $0        $0        $0        $0
 14.    NON-AMORT OBS ITEMS                $865        $0     $865        $0        $0        $0        $0


                                                                IRR WEIGHTS

 15.        AMORTIZING ASSETS:                      0.08%    0.30%     0.80%     2.00%     3.20%     4.30%
 16.        NON-AMORTIZING ASSETS                   0.12%    0.55%     1.75%     3.85%     6.60%     8.90%
 17.        DEEP DISCOUNT ASSETS:                   0.12%    0.60%     1.90%     4.75%    10.50%    21.40%
 18.        LIABILITIES:                            0.12%    0.55%     1.80%     4.10%     7.50%    11.40%


                                                              WEIGHTED POSITIONS

 19.     WEIGHTED AMORT. ASSETS         $195.28     $1.07    $9.49    $73.50   $111.22     $0.00     $0.00
 20.     WEIGHTED NON-AMORT. ASSETS     $435.08    $16.82  $114.16   $199.34   $104.76     $0.00     $0.00
 21.     WEIGHTED DEEP DISC. ASSETS       $0.00     $0.00    $0.00     $0.00     $0.00     $0.00     $0.00
 22.     WEIGHTED HIGH RISK SEC           $0.00     $0.00    $0.00     $0.00     $0.00     $0.00     $0.00
 23. TOTAL RISK WEIGHTED ASSETS:        $630.36    $17.89  $123.65   $272.85   $215.98     $0.00     $0.00
 24. TOTAL RISK WEIGHTED LIABILITIES    $386.59    $11.85  $137.46   $199.04    $38.24     $0.00     $0.00
 25. RISK WEIGHTED OFF-BAL SHEET          $2.60     $0.00    $2.60     $0.00     $0.00     $0.00     $0.00
 26. HIGH RISK SEC EVALUATED              $0.00     $0.00    $0.00     $0.00     $0.00     $0.00     $0.00
 27.     NET RISK WEIGHTED POSITION     $246.36     $6.04  ($11.22)   $73.80   $177.74     $0.00     $0.00


                                                       IRR MEASUREMENT
 NET RISK WEIGHTED POSITION AS A PERCENT OF ASSETS     =      0.34%          =           LEVEL OF IRR

    PROPOSED REGULATION F                              =         1           =           PROPOSED TARGET


 ITEM 2.  PROPERTIES

    When the Bank first entered into its initial lease agreement it signed a ten-year lease which commenced September 1, 1981 (with options to extend the lease on the same terms and conditions for
two additional five-year periods).   This space housed the permanent
Head Offices for the Bank and the Company at 2969 Broadway, Oakland, California 94611 at the intersection of Broadway and 30th Street in the "Pill Hill" area. The premises consisted of approximately 3,800 square feet located in a portion of a single story building on the southwest corner at the intersection. The Bank spent approximately $388,448 on leasehold improvements at this location. Improvements consisted of a complete remodeling of the facility, including a new roof, new facade, new floor, partitions and structural improvements.

    In September, 1987 the Bank entered into an additional ten year lease for 6,010 sq. ft. adjacent to its location in Oakland. The Bank utilizes approximately 2,900 sq. ft. of this new area. The Bank's cost of leasehold improvements in this new location was approximately $294,000. Improvements consisted of a complete remodeling of the facility, including a new facade, new floor, partitions and structural improvements. The initial lease in the above paragraph has expired and has been rolled into this new lease. The current monthly rent for the entire 9,810 sq. ft. is $5,123.00 subject to yearly CPI adjustments.

    Commencing on December 1, 1984, the Bank leased 720 square feet of office space in a new building at 112 La Casa Via in Walnut Creek, California. This location housed the Bank's initial branch office.
The building was fully serviced and the base rental was $1,274 per month subject to cost-of-living adjustments on the anniversary of each rental year. Necessary leasehold improvements were completed within the landlord's authorized allowance. The term of this lease expired on November 30, 1989, however, the Bank negotiated a month to month lease pending its move to new quarters in September, 1990. Monthly rent was $1,502.83.

    In September, 1989, the Bank entered into a new lease for 1,500 sq. ft. of office space located at the corner of No. Main Street and Civic Drive in downtown Walnut Creek. This new location is twice the physical size of the old location and is closer to the financial district of Walnut Creek. The Bank moved into this new location in September, 1990. The new lease is for a term of 12 years commencing November 1, 1989 and terminates January 14, 2001. The Bank's cost for leasehold improvement in this new location was approximately $210,000. Improvements consisted of a complete remodeling of the facility, including enclosing an existing drive through facility, partitions and structural improvements. The lease provides for a monthly rent of $4,769.80, fixed for 12 years and beginning January 1, 1991.

    The Emeryville Branch began operations in December, 1985 on the ground floor of the Watergate III Building at 2000 Powell Street. The
Bank currently occupies approximately 2,200 square feet of space at this location, at a base rent of $2.00 per net rentable square foot ($4,390 per month). The term of this lease expired August 31, 1992 with two successive options to extend the lease by one three year option and one five year option. The Bank renewed the lease at a base rent of $1.95 per net rentable square foot ($4,329 per month) with two three year options effective 1-1-93.

    In September, 1990 the Company purchased two contiguous parcels totaling 10,000 sq. ft. adjacent to the Bank's Walnut Creek Office for a price of $544,644. Included on one of the parcels is a single story, 2,500 sq. ft. concrete block building suitable for a restaurant. The Company entered into a five year lease on April 1, 1991 with an individual who operates a Japanese restaurant at this location for a monthly rent of $4,350, triple net commencing April 1, 1992. The leasee in turn made improvements to the building to bring it to today's standards.


ITEM 3.  LEGAL PROCEEDINGS

    From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. Currently, the Company has no outstanding suits brought against it.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         __________ __ _______ __ _ ____ __ ________ _______

     Neither the Company nor the Bank submitted any matter covered by this report to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1994.

         EXECUTIVE OFFICERS OF SUMMIT BANCSHARES, INC.
         _________ ________ __ ______ __________  ___

     Pursuant to General Instruction G(3), the information required by
Item 401(b) and (e) of Regulation S-K concerning executive officers of the Company and the Bank is presented here rather than in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 1995.

    The following individuals are the executive officers of the Company as of February 28, 1995:

Name                   Age       Position               Since

Shirley W. Nelson      53        Chairman and Chief     1982
                                 Executive Officer

George H. Hollidge     51        Secretary              1981

Kikuo Nakahara         62        Chief Financial        1985
                                 Officer

    The following individuals are the executive officers of the Bank as of February 28, 1995:

Name                   Age       Position               Since

Shirley W. Nelson      53        Chairman, Chief        1982
                                 Executive Officer
                                 and President

C. Michael Ziemann     50        CFO and Cashier        1987

Denise Dodini                    Senior Vice            1994
                                 President


The business experience of the executive officers follows:

    Shirley W. Nelson was President and Chief Executive Officer of the Bank and Holding Company since May, 1983 and was elected in July, 1989 to the position of Chairman. Prior to this assignment she was the Senior Vice President, Senior Loan Officer. She is currently a member of the Board of Directors' Audit Commitee, Asset and Liability Committee, Loan Committee, and Personnel Committee.

    Kikuo Nakahara is Managing Director of IDS Tax and Business Services, a division of IDS Financial Services Inc. Prior to this positon he was a partner of Greene & Nakahara, an accounting firm in Walnut Creek since 1993, and which merged with IDS Financial Services Inc. in 1994. From 1978 to 1993 he was managing Director of Greene, Nakahara and Lew Accountancy Corporation in Oakland.
He is a corporate member of Blue Shield and a speaker at continuing education courses sponsored by the California Society of Certified Public Accountants.

     George H. Hollidge has been President of Hollidge Transmissions,
Inc., Oakland, transmission specialists, since 1980.  Prior to 1980,
Mr. Hollidge was a partner in Hollidge Hydramatic, transmission specialists.

     C. Michael Ziemann has been CFO and Cashier since April 1987. Prior to that he was active in the administration of the Bank and was the manager of the Bank's Walnut Creek Office since April 1985. Prior to joining the Bank, he held various positions during his 16 years with Bank of America in operations, branch management, and regional administration where he was a district administrator.

     Denise Dodini has been the Senior Vice President - Senior Loan Officer at the Bank since July, 1994. Prior to joining the Bank, Denise had fifteen years of Banking experience with Bank of America, where she was involved in consumer, commercial, real estate, and corporate lending. Denise joined the Bank in October, 1989 as a Vice President, Loan Officer where she assisted clients in the Oakland Office.

                                  PART II
                                  _______

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         ____________________________________________________
         SECURITY HOLDER MATTERS
         _______________________

     (a) MARKET INFORMATION.  The stock of the Company is not listed
         __________________
on any stock exchange but is publicly traded in limited and infrequent transactions in the "over the counter" market. According to information made available to the Company by the Market Maker, Marc F.Arnett, Hoefer & Arnett, Investment Bankers, 100 Pine Street, San Francisco, CA., the range of high and low bids for such common stock for each calendar quarter since January 1993 is as follows:



                                                  Dividends
                             High       Low        Declared
                             ____       ___       _________
1994

   First Quarter......     $14 1/4    $13 ---      $ ---
   Second Quarter.....      16 3/4     16 ---        .12
   Third Quarter......      17 3/4     16 1/2        .25
   Fourth Quarter.....      25 ---     18 1/2        .12
                                                   _____
                                                   $ .49
                                                   =====

1993

   First Quarter......     $13 1/2    $13 ---      $ ---
   Second Quarter.....      13 1/2     13 ---        .12
   Third Quarter......      13 1/2     13 ---        ---
   Fourth Quarter.....      14 1/4     12 3/4        .12
                                                   _____
                                                   $ .24
                                                   =====


   As of February 28, 1995, there were 425,559 shares of common stock of the Company issued.

     (b) SHAREHOLDERS.  As of February 28, 1995, there were 346 shareholders
         ____________
of the common stock.  There were no other classes of securities outstanding.

     (c) DIVIDENDS.  On June 8, 1994 and December 8, 1994 the Company
         _________
paid a 12 cent per share cash dividend. On August 26, 1994 the Company also paid a special 25 cent per share cash dividend . It is the present intention of the Company to issue semi-annual cash dividends so long as said dividends do not inhibit future development. Additionally, payment of cash dividends by the Company is dependent upon payment of dividends by the Bank to the Company. Payment of cash dividends by the Bank may under certain circumstances require approval of the California Superintendent of Banks, and as a matter of law, the Bank may only declare cash dividends from the lesser of its retained earnings or its undistributed net income from the last three years. In the event that the Bank does not have retained earnings or net income for the last three fiscal years, the Bank may declare dividends only with the prior written consent of the Superintendent.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial information of Summit Bancshares, Inc. for the years from the period January 1, 1990 through December 31, 1994 should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report.


                                                 FINANCIAL HIGHLIGHTS

_____________________________________________________________________________________________________________

FOR THE YEAR ENDED                        1994           1993           1992           1991           1990
                                          ___________________________________________________________________


Net Income                                $907,603      $846,771       $812,538     $1,016,324     $1,124,617

Per Common Share                             $2.09         $1.97          $1.76          $2.07          $2.14

Cash Dividends per Share, declared           $0.49         $0.24          $0.24          $0.24          $0.24


AT YEAR END
(In Thousands)

Deposits                                   $67,862       $70,462        $70,452        $62,554        $65,735

Loans (Net)                                 46,691        50,541         52,047         50,800         52,416

Assets                                      78,601        80,356         79,778         71,626         74,937

Shareholders' Equity                        10,494         9,626          8,969          8,603          8,445

Non-performing Loans to Total Loans           1.66%         1.88%          1.29%          1.42%           .65%

Allowance to Non-performing Loans              120%           75%           131%           119%           231%

Allowance to Non-performing Assets              26%           29%           131%           119%           231%

Tier 1 Capital                               13.33%        11.55%         10.87%          9.92%         11.14%

Total Tier Capital                           14.44%        12.66%         11.98%         11.02%         12.25%

Leverage Ratio                               10.40%         8.95%          9.81%          8.96%          9.96%


 ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


This section is a review of Summit Bancshares, Inc.'s resultsas reflected in the Consolidated Financial Statements. It discusses the principal items of income and expense and the factors affecting the Company's financial position. This discussion should be read together with the Selected Financial Data and Consolidated Financial Statements included elsewhere in the Annual Report.

The Company's wholly owned subsidiary, Summit Bank (the "Bank"), has conducted the business of a commercial bank since 1982. It provides commercial credit and various checking and savings account products for small and midsized businesses and professionals as well as individual consumers.

SUMMARY OF EARNINGS

The Company's net income for 1994 was $908,000 compared to $847,000 in 1993 and $813,000 in 1992. The increase in 1994 net income from 1993 is mainly attributed to an increase in net
interest margin.   The increase in 1993 net income from 1992 is
attributed to an increase in average earning assets, a decrease in the higher earning interest bearing time deposit accounts, and a decrease in overall operating expenses. The net income of $908,000 for 1994 represents $2.09 per share earnings, compared to $1.97 per share in 1993 and $1.76 per share in 1992.

The Company adopted Statement of Financial Accounting Standards
No. 115 in the first quarter of 1994 and since the Company's adoption of this provision it has had no impact on the Company's financial position or results of operations.

NET INTEREST INCOME

The primary source of income for the Company is Net Interest Income or "Gross Margin" which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities.
In general, net interest income is affected by a change in interest rates. As interest rates rise or fall, so will the Company's net interest income, excluding changes in total assets. The primary reasons for this is that the Company's investment portfolio earns income on a fixed interest rate basis while a majority of the lending portfolio earns income on a floating interest rate basis. In addition, all investments are held to maturity and 52% of the investment portfolio matures in one year. Regarding loans, approximately 61% of the loans outstanding mature within one year, while the longest maturity is 5 years. In a declining interest rate environment interest income on loans will generally decline faster than the investment income and vice versa.
To offset any decline in interest income due to a declining interest rate environment, the Company monitors closely its interest expense on deposits. Of the total time certificates of deposit outstanding at year end, all but

1% mature within one year while 62% mature within 90 days. Thus the Company is able to minimize the effects of a declining interest rate environment by repricing these instruments on a more frequent basis than if the average maturity were longer than 1 year. Most economists agree that interest rates may increase in the short term but should stabilize for the remainder of the year, if not decline. As such, net interest income should further increase in the short term and could further improve with asset growth.

Net interest income for 1994 was $4,677,000, an increase of 10.3% over the $4,240,000 posted in 1993, and as compared to $4,079,000 in 1992.
The increase in 1994 was primarily the result of an increase in the average prime rate from 6.00% in 1993 to 7.14% in 1994. This increase partially offset the effects of the decline in average earning assets which decreased 5.5% from $71,785,000 in 1993 to $67,769,000 in 1994.
This decline was partly caused by a decline in average total deposits which decreased 2.5% from $69,805,000 in 1993 to $68,022,000 in 1994.
This decrease was a reflection of the marketplace which saw higher yielding treasury investments than standard bank investment products. In addition, the decline in average earning assets was brought about by a lack of quality credit requests in the marketplace.

The 1993 increase was primarily the result of an increase in average earning assets to $71,785,000, 7.8% more than the $66,565,000 posted in 1992, and a decrease in the average outstanding time certificates of deposit accounts to $17,100,000, a 18.3% decrease from the $20,937,000
posted in 1992.   Although average deposits increased 7.6% to $69,805,000
in 1993 from $64,850,000 in 1992, the increase was in lower cost accounts. This decrease in deposit expense partially offset the decrease in the average prime rate of .3% in 1993 versus 1992.

Average loans outstanding decreased by 2.8% in 1994 to $49,583,000 as compared to $51,037,000 in 1993 and $51,775,000 in 1992. Average
outstanding investments decreased 12.3% to $18,186,000 in 1994 as
compared to $20,748,000 in 1993 and $14,790,000 in 1992.   The
average loan to deposit ratio declined in 1994 to 72.9% as compared to 73.1% in 1993 and 79.8% in 1992. The yield on average earning assets was 8.6% in 1994 as compared to 7.7% in 1993 and 8.7% in 1992. The increase in 1994 was caused by the rise in the prime rate.
The decrease in 1993 was primarily caused by the decrease in the loan to deposit ratio, the decrease in the average prime lending rate and more earning assets being invested in the investment portfolio versus the lending portfolio.

Interest expense decreased 12.9% to $1,148,000 in 1994 from $1,318,000 in 1993 and $1,753,000 in 1992. Average interest-bearing deposits decreased 7.5% in 1994 to $48,140,000 as compared to $52,065,000 in 1993 and $49,986,000 in 1992 and were primarily centered in the less expensive interest bearing accounts. Average non-interest bearing deposits increased 6.4% in 1994 to $18,882,000 as compared to $17,740,000 in 1993 and $15,719,000 in 1992. Overall cost of funds in 1994 was 2.4% as compared to 2.5% in 1993 and 2.7% in 1992.

  NON-INTEREST INCOME AND EXPENSE

Non-interest income, consisting primarily of service charges on deposit accounts, other customer fees and charges including rents and gain on sale of other real estate owned, was $682,000 in 1994, up from $620,000 in 1993 and $522,000 in 1992. Total service charge income from deposit accounts decreased by 4.5% from $374,000 in 1993 to $357,000 in 1994 while total income from other charges increased 32.1% from $246,000 in 1993 to $325,000 in 1994. This compares to 1992 figures of $329,000 in deposit accounts income and $193,000 in income from other charges. The deposit income decline in 1994 was primarily related to a reduction in service charges related to return check charges which was $12,000 less than 1993 receipts. The increase in other income charges in 1994 was related to sale of an other real estate owned property for a gain of $192,000.
The deposit income increase in 1993 was associated with an account analysis program for business accounts instituted in late 1991, and service charges related to check return fees. The increase in 1993 in other charges was primarily related to increases from Visa/Mastercard merchant fees and gain on sale of other real estate owned in the amount of $62,000.

Non-interest expenses increased 4.1% to $3,142,000 in 1994, from $3,019,000 in 1993 and $3,126,000 in 1992. The increase in 1994 can be attributed to an increase in foreclosure and real estate owned expense which increased from $7,000 in 1993 to $84,000 in 1994, and was related to carrying costs on properties. Salary expense increased 4.2% from $1,613,000 in 1993 to $1,681,000 in 1994 and was due to normal staffing needs. In addition, legal expense increased 26.5% from the 1993 figure of $98,000 to $124,000 in 1994 and was related to other real estate owned, pursuing charged-off loans, taking legal action against those clients who had filed under bankruptcy protection and other general legal related expenses. The decrease in non-interest expense in 1993 was attributed primarily to total salary and employee benefits decreasing 5.3% from $1,703,000 in 1992 to $1,613,000 in 1993. In addition, legal expenses decreased 36.8% from $155,000 in 1992 to $98,000 in 1993.

Occupancy and equipment expense increased slightly to $484,000 in 1994 from $480,000 in 1993 and decreased from $500,000 in 1992. The decrease in 1993 was related to decreases in F & E depreciation and F & E repairs.

The Bank's allowance for loan losses as a percent of loans was 1.9% and 1.4% as of December 31, 1994 and 1993, respectively. The average in the industry for banks our size is approximately 1.9%. Total gross loans charged off in 1994 were $518,000 compared to $617,000 in 1993 and $160,000 in 1992.

Operating expenses increased 5.6% to $977,000 in 1994 compared to $925,000 in 1993 and $923,000 in 1992. Increases in legal expense and foreclosure and REO expense was the primary reason for the increase in 1994.

PROVISION FOR INCOME TAXES

The provision for income taxes reflects a combined Federal and California effective tax rate of 41.3% in 1994, compared to 40.2% in 1993 and 37.2% in 1992 as described in Note 6 to the Financial Statements.


LIQUIDITY AND CAPITAL

Liquidity is defined as the ability to meet present and future obligations either through the sale or maturity of existing assets or by the acquisition of funds through liability management. Additionally, the Bank's investment portfolio is managed to provide liquidity as well as appropriate rates of return. It is the Bank's practice to hold securities until maturity rather than actively trade its portfolio.
As of December 31, 1994 the Bank had $9,246,000 in cash and cash equivalents compared to $10,387,000 as of December 31, 1993, and $13,109,000 as of December 31, 1992. The ratio of net loans to deposits as of December 31, 1994, was 68.8% compared to 71.7% as of December 31, 1993, and 73.9% as of December 31, 1992.

The Bank maintains a portion of its assets in loans and investments with short-term maturities. More specifically, loans and investments due within one year totaled $44,482,000 at December 31, 1994, as compared to $54,915,000 at December 31, 1993, and $49,098,000 at December 31, 1992,
which is equivalent to 56.7%, 68.3%, and 61.5% of total assets at the corresponding year ends, respectively.

During 1994, the Company repurchased 3,717 shares of its common stock for a total price of $57,187. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders as long as it is economically appropriate to do so. The program has not affected the Company's liquidity or capital positions or its ability to operate as the Company's capital growth has exceeded its asset growth. In addition, the Company's subsidiary Bank remains more than well capitalized under current regulatory requirements.

CREDIT CONCENTRATION

A part of the subsidiary Bank's marketing strategy is to offer quality financial services to the professional and small business communities. The Bank has been especially successful in targeting health care professionals. This segment has traditionally provided high levels of deposits and low loan losses. While approximately 20.0% of the Bank's loans are concentrated with health care professionals, the Bank has had only two charge-offs related to this business segment totaling $133,206 since it was founded in 1982. Health care reform has received close scrutiny over the past year as the Clinton administration attempted to restructure the method by which health care is provided to the public. To date it appears that such reform is not likely to occur in the immediate future. However, over the past few years, the doctors and health care providers in the Company's communities have been adjusting to the emerging trends in this industry. This includes higher percentages of patients on Medicare; closer scrutiny from insurance carriers; and movement to managed care and "capitation" contracts. Through this process, the Bank has not experienced any noticeable deterioration in credit quality. The Bank cannot predict the ultimate outcome of health care reform. However, the Bank closely monitors the status of reform and considers the potential impact of any reform on its current customers and its underwriting of loans to health care professionals.

NON-PERFORMING ASSETS

The increase in non-performing assets from December 31, 1993 to December 31, 1994 is due primarily to an increase in other real estate owned (OREO). Of the total OREO amount, two properties compose the majority of this amount. One is a single family dwelling and the other is vacant land comprised of approximately 90 acres. Both properties are being actively marketed. Current comparables favor a complete recovery at the time of sale. Of the remaining three properties one is being actively marketed and two are in the process of being sold as offers have been accepted with no principal loss anticipated.

At December 31, 1994 the $572,000 placed on non-accrual status represents loans to three borrowers. Two borrowers' loans total $565,000 and are secured by a single family home and vacant land in the Alameda/ Contra Costa County area and no principal loss is anticipated.

CAPITAL ADEQUACY

In 1989, the Federal Deposit Insurance Corporation (FDIC) established risk-based capital guidelines requiring banks to maintain certain ratios of "qualifying capital" to "risk-weighted assets". Under the guidelines, qualifying capital is classified into two tiers, referred to as Tier 1
(core) and Tier 2 (supplementary) capital. Currently, the Bank's Tier 1 capital consists of shareholders' equity, while Tier 2 capital consists of eligible allowance for loan losses. Risk-weighted assets are calculated by applying the risk percentage specified by the FDIC to categories of both balance-sheet assets and off-balance-sheet assets.

The Bank's Tier 1 and total risk-based capital (which includes Tier 1 and Tier 2) ratios exceeded the current regulatory minimum at both December 31, 1994 and December 31, 1993.

At year-end 1990, the FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period.

The following table shows the risk-based capital ratios and the
leverage   ratios for 1994 and 1993, as well as the minimum regulatory requirements. The Bank does not foresee any material or significant impact to its manner of operation in the foreseeable future that would prevent it from meetings these requirements.


                                                                 Minimum
                                             Capital Ratios     Regulatory
                                              December 31,     Requirements
Risk-based capital ratios:                   1994      1993        1994
__________ _______ ______                    ____      ____        ____

    Tier 1 capital                           13.33%   11.55%       4.00%

    Total capital                            14.44%   12.66%       8.00%

    Leverage ratio                           10.40%    8.95%       3.00%


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    The consolidated statement of financial position as of December 31, 1994 and 1993 and the consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1994, 1993, and 1992, together with the report of independent public accountant, follow:


SUMMIT BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 1994 AND 1993
ASSETS                                              1994                  1993
________________________________________________________________________________
Cash and due from banks                      $ 5,746,342           $ 2,887,455
Federal funds sold                             3,500,000             7,500,000
________________________________________________________________________________

Cash and cash equivalents (Note 1)             9,246,342            10,387,455
Time deposits with other financial
 institutions                                  7,039,000            15,164,000
Investment securities (fair value
 of $10,218,634 at December 31, 1994
 and $700,610 at December 31, 1993 -
 Note 2) held to  maturity                    10,324,992               698,513

Loans, net of allowance for loan
 losses of $931,878 at December 31,
 1994 and  $728,353 at December 31,
 1993 (Notes 3 and 4)                         46,691,459            50,540,975
Other real estate owned (Note 3)               2,865,747             1,508,672
Premises and equipment, net (Note 5)             848,703               978,065
Interest receivable and other assets           1,585,109             1,078,933
________________________________________________________________________________
TOTAL ASSETS                                $ 78,601,352          $ 80,356,613
________________________________________________________________________________
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand                                       $22,468,813           $21,732,979
Interest-bearing transaction accounts         28,814,712            28,986,556
Savings                                        3,109,239             3,573,774
Time certificates over $100,000               10,267,686            10,423,154
Other time certificates                        3,201,626             5,745,874
________________________________________________________________________________
Total Deposits                                67,862,076            70,462,337
________________________________________________________________________________
Interest payable and other liabilities           245,520               267,676
________________________________________________________________________________
TOTAL LIABILITIES                             68,107,596            70,730,013
________________________________________________________________________________
Commitments and contingent liabilities
 (Note 10)
Shareholders' Equity (Notes 7, 8, and 9):
Preferred Stock, no par value:
2,000,000 shares authorized, no shares
 outstanding                                           0                     0
Common Stock, no par value:
3,000,000 shares authorized;
427,485 shares outstanding at December
 31, 1994 and
414,402 shares outstanding at December
 31, 1993                                      3,837,684             3,674,959
Retained earnings                              6,656,072             5,951,641
________________________________________________________________________________
TOTAL SHAREHOLDERS' EQUITY                    10,493,756             9,626,600
________________________________________________________________________________
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                       $78,601,352           $80,356,613
________________________________________________________________________________
The accompanying notes are an integral part of these consolidated financial statements.



SUMMIT BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                           1994           1993            1992
________________________________________________________________________________
INTEREST INCOME:
Interest and fees on loans           $5,044,315     $4,858,060      $5,238,234
Interest on time deposits with
 other financial institutions           409,858        455,306         270,271
Interest on U. S. government
 treasury securities                    193,253         10,702          10,181
Interest on investment securities
 exempt from federal income taxes        18,850         63,061         180,776
Interest on federal funds sold          159,175        170,938         131,894
________________________________________________________________________________
TOTAL INTEREST INCOME                 5,825,451      5,558,067       5,831,356
________________________________________________________________________________
INTEREST EXPENSE:
Interest on savings deposits             63,575         75,212          91,243
Interest on interest-bearing
 transaction accounts                   607,289        719,988         786,699
Interest on time deposits               477,394        522,647         874,655
________________________________________________________________________________
TOTAL INTEREST EXPENSE                1,148,258      1,317,847       1,752,597
________________________________________________________________________________
NET INTEREST INCOME                   4,677,193      4,240,220       4,078,759
Provision for loan losses
 (Note 3)                               670,000        430,800         180,000
________________________________________________________________________________
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES            4,007,193      3,809,420       3,898,759
________________________________________________________________________________
NON-INTEREST INCOME:
Service charges on deposit
 accounts                               356,853        374,084         329,451
Other customer fees and charges         325,417        246,065         192,646
________________________________________________________________________________
TOTAL NON-INTEREST INCOME               682,270        620,149         522,097
________________________________________________________________________________
NON-INTEREST EXPENSE:
Salaries and employee benefits        1,681,273      1,612,634       1,703,369
Occupancy expense (Notes 5 and 10)      350,450        334,715         334,688
Equipment expense
 (Note 5 and 10)                        133,569        145,438         164,979
FDIC assessment                         151,135        155,447         139,558
Legal expense                           123,849         97,931         155,144
Insurance expense                        85,101         89,249          73,697
Foreclosure and REO expense              84,101          7,087               0
Other                                   532,978        576,141         554,384
________________________________________________________________________________
TOTAL NON-INTEREST EXPENSE            3,142,456      3,018,642       3,125,819
________________________________________________________________________________
INCOME BEFORE INCOME TAXES            1,547,007      1,410,927       1,295,037
Provision for income taxes
(Note 6)                                639,404        564,156         482,499
________________________________________________________________________________
NET INCOME                           $  907,603     $  846,771      $  812,538
________________________________________________________________________________
EARNINGS PER SHARE (Note 7):
Weighted average shares
 outstanding                            434,616        429,029         462,293
NET INCOME PER SHARE                      $2.09          $1.97           $1.76
________________________________________________________________________________
The accompanying notes are an integral part of these consolidated financial statements.


SUMMIT BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                         Number of Shares        Common       Retained
                              Outstanding         Stock       Earnings           TOTAL
____________________________________________________________________________________
Balance at December 31, 1991      443,002    $4,101,644     $4,501,013      $8,602,657
Issuance of Cash Dividends,
 $.24 per share (Note 9)                0             0       (108,234)       (108,234)
Stock Options Exercised
 (Note 8)                          15,250       146,740              0         146,740
Repurchase of Common Stock        (36,968)     (484,373)             0        (484,373)
Net Income                              0             0        812,538         812,538
_______________________________________________________________________________________
Balance at December 31, 1992      421,284    $3,764,011     $5,205,317      $8,969,328
Issuance of Cash Dividends,
 $.24 per share (Note 9)                0             0       (100,447)       (100,447)
Repurchase of Common Stock         (6,882)      (89,052)             0         (89,052)
Net Income                              0             0        846,771         846,771
_______________________________________________________________________________________
Balance at December 31, 1993      414,402    $3,674,959     $5,951,641      $9,626,600
Issuance of Cash Dividends,
 $.49 per share (Note 9)                0             0       (203,172)       (203,172)
Stock Options Exercised
 (Note 8)                          16,800       219,912              0         219,912
Repurchase of Common Stock         (3,717)      (57,187)             0         (57,187)
Net Income                              0             0        907,603         907,603
_______________________________________________________________________________________
Balance at December 31, 1994      427,485    $3,837,684     $6,656,072     $10,493,756
_______________________________________________________________________________________
The accompanying notes are an integral part of these consolidated financial statements.


SUMMIT BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 and 1992

                                               1994           1993         1992
________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                       $ 5,146,813    $ 5,034,356    5,301,241
Fees received                             1,149,840      1,165,529    1,215,577
Interest paid                            (1,130,943)    (1,349,985)  (1,890,947)
Cash paid to suppliers and employees     (2,934,212)    (2,890,781)  (2,843,813)
Income taxes paid                          (625,947)      (612,000)    (508,769)
________________________________________________________________________________
Net cash provided by operating
 activities                               1,605,551      1,347,119    1,273,289
________________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in time deposits
 with other financial institutions        8,125,000     (5,753,000)  (3,168,000)
Maturity of investment securities         2,846,509      3,309,972    5,212,642
Purchase of investment securities       (12,472,988)      (796,891)  (3,203,878)
Net (increase) decrease in loans
 to customers                             2,160,530        295,991   (1,620,380)
Recoveries on loans previously
 charged off                                 51,380         15,594        9,684
(Increase) decrease in premises
 and equipment                              121,687         (1,330)      51,172
________________________________________________________________________________
Net cash provided by (used in)
 investing activities                       832,118     (2,929,664)  (2,718,760)
________________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand,
 interest bearing transactions, and
 savings deposits                            96,455      1,508,121   12,517,039
Net increase (decrease) in
 time deposits                           (2,699,716)    (1,497,893)  (4,618,572)
(Increase) decrease in other assets        (935,075)      (959,764)    (241,132)
Exercise of stock options                   219,912              0      146,740
Repurchase of common stock                  (57,186)       (89,052)    (484,373)
Dividends paid                             (203,172)      (100,447)    (108,234)
________________________________________________________________________________
Net cash provided by (used
 in) financing activities                (3,578,782)    (1,139,035)   7,211,468
________________________________________________________________________________
Net increase (decrease) in
 cash and cash equivalents               (1,141,113)    (2,721,580)   5,765,997
________________________________________________________________________________
Cash and cash equivalents
 at the beginning of the year            10,387,455     13,109,035    7,343,038
________________________________________________________________________________
Cash and cash equivalents
 at the end of the year                  $9,246,342   $ 10,387,445  $13,109,035
________________________________________________________________________________
Reconciliation of net income to net cash provided by operating activities:

Net Income                                 $907,603      $ 846,771    $ 812,538
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Depreciation and amortization               155,284        178,678      185,632
Provision for loan losses                   670,000        430,800      180,000
(Increase) decrease in interest
 receivable                                (188,857)        71,833      100,480
Increase (decrease) in  unearned
 loan fees                                  (22,211)       (50,164)      62,884
Increase (decrease) in accrued
 interest payable                            17,315        (32,138)    (138,350)
(Increase) decrease in prepaid
 expenses                                    10,233          4,710       (2,349)
Increase (decrease) in accounts
 payable                                     42,727        (55,527)      98,723
Increase (decrease) in income
 taxes payable                               13,457        (47,844)     (26,269)
________________________________________________________________________________
Total adjustments                           697,948        500,348      460,751
________________________________________________________________________________
Net cash provided by operating
 activities                             $ 1,605,551    $ 1,347,119   $1,273,289
________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Summit Bancshares, Inc. (the Company) and its wholly owned subsidiary, Summit Bank (the Bank), a California state-chartered bank, conform with generally accepted accounting principles and general practice within the banking industry. The following are descriptions of the more significant of these policies.

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and the Bank. Significant intercompany transactions have been eliminated in consolidation. Certain prior years amounts have been reclassified to conform with present year presentation.

INVESTMENT SECURITIES:

Investment securities are carried at cost, adjusted for amortization of premium and accretion of discount using a method that approximates the effective interest method. Gains and losses on sale or redemption of securities are determined using the specific identification method.

In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement requires that investments in debt and equity securities be classified as "held-to-maturity," "trading securities" or "available -for-sale." The Company adopted this provision in the first quarter of 1994 and since the Company classified all investments as held to maturity the adoption of this provision has no impact on the Company's financial position or results of operation.

PREMISIS AND EQUIPMENT:

Premises and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation on furniture and equipment is calculated on a straight-line basis over the estimated useful life of the property, generally seven years for furniture and three to fifteen years for equipment. Leasehold improvements are amortized over the life of the related lease or the estimated life of the improvements, whichever is shorter.

LOANS:

Loans are stated at the principal amount outstanding. Interest income is accrued daily on a simple interest basis. Loans that are delinquent 90 days or more as to principal or interest are placed on a nonaccrual basis, unless they are well secured and in the process of collection, and any interest earned but uncollected is reversed from income. Loan origination costs and fees are being deferred and amortized as an adjustment of the related loan's yield. The
Bank is generally amortizing these amounts over the contractual life of the related loans.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions and reduced by net charge-offs. The Bank performs credit reviews of the loan portfolio and considers current economic conditions, loan loss experience, and other factors in determining the adequacy of the allowance balance. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments become necessary, they are reported in earnings in the periods in which they become known.

OTHER REAL ESTATE OWNED:

Other real estate owned is comprised of properties acquired through foreclosure. These properties are carried at the lower of the recorded loan balance or their estimated fair market value based on appraisal. When the loan balance plus accrued interest exceeds the fair value of the property, the difference is charged to the allowance for loan losses at the time of acquisition. Subsequent declines in value from the recorded amount, if any, and gains or losses upon disposition are included in noninterest expense. Operating expenses related to other real estate owned are charged to noninterest expense in the period incurred.

INCOME TAXES:

Income taxes reported in the statements of income are computed at current tax rates, including deferred taxes resulting from timing differences between the recognition of items for tax and financial reporting purposes.

In February, 1992 the FASB issued a new standard (SFAS 109) on accounting for income taxes. In 1993 the Bank adopted the new accounting standard which did not have a significant effect on its financial position or results of operations.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds sold are purchased and sold for one-day periods.

2. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investments in debt secuirites held-to-maturity as of December 31, 1994 are as follows:


                                                  GROSS         GROSS    ESTIMATED
                                AMORTIZED    UNREALIZED    UNREALIZED       MARKET
                                     COST         GAINS        LOSSES        VALUE
________________________________________________________________________________
U.S. Treasury securities      $8,981,172             $0      $103,445    $8,877,727
 Obilgations of States and
 political subdivisions        1,343,820              0         2,913     1,340,907
________________________________________________________________________________
TOTAL                        $10,324,992              0      $106,358   $10,218,634
________________________________________________________________________________

The amortized cost and estimated market values of investments in debt securities held to maturity as of December 31, 1993 are as follows:

                                              Gross         Gross    Estimated
                             Amortized   Unrealized    Unrealized       Market
                                  Cost        Gains        Losses        Value
________________________________________________________________________________
U.S. Treasury securities      $693,613       $1,593            $0     $695,206
________________________________________________________________________________
Obligations of states and
 political subdivisions          4,900          504             0        5,404
________________________________________________________________________________
TOTAL                         $698,513       $2,097            $0     $700,610
________________________________________________________________________________

The amortized cost and estimated fair value of debt securities at December 31, 1994 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Estimated
                                              Amortized                 Fair
                                                   Cost                Value
________________________________________________________________________________
Due in one year or less                      $5,338,285           $4,865,740
Due after one year through
five years                                    4,986,707            5,352,894
________________________________________________________________________________
                                            $10,324,992          $10,218,634

There were no sales of investments in debt securities during 1994 or 1993.
At December 31, 1994, securities carried at $6,989,247 were pledged to secure public deposits, as required by law.


3. LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES
A summary of loans as of December 31, 1994 and 1993 (net of unearned loan fees of $228,286 and $250,497, respectively), is as follows:


                                                1994                 1993
________________________________________________________________________________
 Commercial loans                         30,355,200          $30,928,164
 Real estate loans                         4,872,953            4,333,375
 Real estate construction loans            5,822,380            8,167,909
 Installment loans                         6,449,741            7,645,515
 Lease financing                             132,206              218,941
________________________________________________________________________________
                                          47,632,480           51,293,904
 Less: Unearned income on leases             (9,143)              (24,576)
________________________________________________________________________________
                                          47,623,337           51,269,328
 Less: Allowance for loan losses           (931,878)             (728,353)
________________________________________________________________________________
                                         $46,691,459          $50,540,975
________________________________________________________________________________

The changes in the allowance for loan losses for the years ended December 31, 1994, 1993 and 1992 are as follows:


                                             1994         1993           1992
________________________________________________________________________________
Balance, beginning of period             $728,353     $899,083       $869,863
Provision for possible loan losses        670,000      430,800        180,000
Recoveries                                 51,380       15,594          9,684
Loans charged-off                       (517,855)    (617,124)      (160,464)
________________________________________________________________________________
Balance, end of period                   $931,878     $728,353       $899,083
________________________________________________________________________________

The following table provides information with respect to the subsidiary Bank's past due loans and components for non-performing assets at the dates indicated.


                            Non-Performing Assets
                                (000 Omitted)
                                 December 31,

                                            1994        1993         1992
________________________________________________________________________________
Loans 90 days or more past
 due & still accruing:
   Commercial                               $207          $0         $ 29
   Real Estate                                 0           0           49
   Consumer                                    0           4          134
________________________________________________________________________________
     Total                                  $207          $4         $212
________________________________________________________________________________
Non-accrual loans:
   Commercial                               $232        $480         $173
   Real Estate                               340         338          249
   Consumer                                    0         148          264
________________________________________________________________________________
     Total                                  $572        $966         $686
________________________________________________________________________________
Other Real Estate Owned                   $2,866      $1,509           $0
________________________________________________________________________________
TOTAL NON-PERFORMING ASSETS               $3,645      $2,479         $898
________________________________________________________________________________


The subsidiary Bank's policy is to recognize interest income on an accrual basis unless the full collectibility of principal and interest is uncertain. As mentioned previously, loans that are delinquent 90 days as to principal or interest are placed on a non-accrual basis, unless they are well secured and in the process of collection, and any interest earned but uncollected is reversed from income. Collectibility is determined by considering the borrower's financial condition, cash flow, quality of management, the existence of collateral or guarantees and the state of the local economy.

As of December 31, 1994 and 1993, loans totalling $571,500 and $966,593, respectively, were on nonaccrual. Interest foregone on nonaccrual loans as of December 31, 1994 and December 31, 1993 were $144,577 and $151,110, respectively. The Bank grants commercial, construction and installment loans to customers mainly in the California counties of Alameda and Contra Costa. Although the Bank has a diversified loan portfolio, a substantial portion of its commercial loan portfolio is concentrated in loans to customers in or related to the medical profession. The greater portion of these loans are secured by real estate located within the two counties. The amount in other real estate owned is comprised of six properties, of which three are single family dwellings, one is vacant land in the Grizzly Peak area of the Oakland Hills and two are contiguous land parcels in the Danville/Diablo Mountain area of Alameda county.

4. RELATED PARTY TRANSACTIONS

The Bank has, and expects to have in the future, banking transactions in the oridinary course of its business with directors, officers, principal shareholders and their associated. In management's opinion and as required by federal law, loans to related parties are granted on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactionw with others, and do not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 1994 and 1993, loans outstanding to directors, officers and principal shareholders and their known associates were $775,993 and $574,771 respectively. In 1994 advances on such loans were $283,208 and collections were $307,700. In 1993 advances on such loans were $350,748 and collections were $398,457. In 1994 a new director was appointed to the Board of Directors who had outstanding loans as if December 31, 1994 and were not included in the 1993 totals.

5. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

                                                Accumulated
                                              Depreciation/      Net Book
                                     Cost      Amortization         Value
                                     ____      ____________         _____
December 31, 1994:
Land and building                $497,912          $ 66,779      $431,133
Leasehold improvements          1,035,345           662,364       372,981
Furniture and equipment           297,882           253,294        44,588
________________________________________________________________________________
Total                          $1,831,139          $982,437      $848,702
________________________________________________________________________________

December 31, 1993:
Land and building                $479,112          $ 48,971      $430,141
Leashold improvements           1,035,345           577,410       457,935
Furniture and equipment           438,369           348,380        89,989
________________________________________________________________________________
Total                          $1,952,826          $974,761      $978,065
________________________________________________________________________________

Depreciation and amoritization included in occupancy and equipment expenses were $155,284, $178,678 and $185,632 for the years ended December 31, 1994, 1993 and
1992, respectively.

6.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:


                                                  1994        1993         1992
________________________________________________________________________________
Current:
Federal                                       $562,000    $438,000     $383,000
State                                          202,000     159,000      138,000
________________________________________________________________________________
Total current                                  764,000     597,000      521,000
________________________________________________________________________________
Deferred:
Federal                                        (95,000)    (27,000)     (44,000)
State                                          (30,000)     (6,000)        5,000
________________________________________________________________________________
Total deferred                                (125,000)     (33,000)    (39,000)
________________________________________________________________________________

Total taxes                                   $639,000     $564,000     $482,000
________________________________________________________________________________

The deferred tax provisions
 (benefits) are applicable to:
                                                  1994         1993         1992
                                          ______________________________________
Difference between book and
 tax reporting for accrual basis income            $ 0         $  0    $(31,000)

Difference between loan loss provision
 charged to income and amount deducted
 for tax purposes                             (88,000)       52,000     (10,000)

Difference between depreciation expense
 for book purposes and amount deducted
 for tax purposes                             (23,000)     (43,000)     (13,000)

Difference between state taxes deducted
 and amount benefited for book purposes        (2,000)        2,000       15,000

Other timing differences, net                 (12,000)     (44,000)            0
________________________________________________________________________________
                                           $ (125,000)   $ (33,000)    $(39,000)
________________________________________________________________________________

The Company adopted SFAS No. 109, Accounting for Income Taxes in 1993. This statement changed the method of computing income taxes for financial statement purposes by adopting the liability or balance sheet method under which the net deferred tax liability or asset is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities. Under this method, the computation of the net deferred tax liability or asset gives current recognition to changes in tax laws and rates.

The adoption of SFAS No. 109 did not have a material impact on the Company's financial position or results of operations.

The components of the net deferred tax asset of the Company as of December 31, 1994 and 1993 were as follows:


                                            1994              1993
___________________________________________________________________
Deferred Tax Assets:

     Allowance for loan losses         $ 357,000         $ 269,000
     State Taxes                          27,000            25,000
     Depreciation                         49,000            26,000
     Other                                25,000            21,000

Deferred Tax Liabilities:

     Lease Income and Other              (6,000)           (14,000)
___________________________________________________________________
Total                                 $ 452,000           $327,000
___________________________________________________________________



The provisions for income taxes applicable to operating income differ from the amount computed by applying the statutory federal tax rate to operating income before taxes.

The reasons for these differences are as follows:


                            1994                 1993                1992
__________________________________________________________________________
                       Amount  Percent     Amount    Percent    Amount   Percent
________________________________________________________________________________
Federal income
 tax expense,
 based on the
 statutory
 federal income
 tax rate           $526,000      34.0%    $480,000   34.0%     $440,000   34.0%

Municipal
 income             (20,000)     (1.3%)    (56,000)  (3.7%)     (54,000)  (4.2%)

State franchise
 taxes, net of
 federal income
tax benefit          111,000       7.2%     102,000    7.2%       94,000    7.3%

Other, net            22,000       1.4%      38,000    2.7%        2,000     .1%
________________________________________________________________________________
Tax Provision       $639,000      41.3%    $564,000   40.2%     $482,000   37.2%


7. SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

The Company has 2,000,000 authorized shasres of no par value, serial preferred stock of which no shares have been issued. Earnings per share amounts have been computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the years, including the effect of stock options.

8. STOCK OPTION PLAN

The Company adopted an incentive stock option plan in 1982 and reserved 40,000 shares of the Company's common stock for issuance under this plan. In 1986 the directors and shareholders approved inreasing the number of shares in this plan 90,000. The additional shares were registered in accordance with federal and state securities laws in 1987. In 1987, the Company issued a 10% stock dividend which increased the number of shares in this plan to 99,000. Options may be granted at a price not less than the fair market value of the stock at the date of grant, become exercisable in cumulative 10% annual installments commencing one year after the date of grant and expire 10 years from the date of grant.

In 1992, the shareholders approved the 1992 Employee and Consultant Stock Option Plan ( the "1992 Plan") which was designed to replace the 1982 Incentive Stock Option Plan which expired on February 28, 1992, after which no new unallocated stock options may be granted. The 1992 Plan was designed to carryforward the remaining 82,995 options issued but not exercised under the 1982 Incentive Plan at the new current market price. No new additonal shares of the Company have been reserved for issuance under the 1992 Plan.

Following is a summary of stock option activity under the 1982 Incentive Stock Option Plan during the years ended December 31, 1992, 1993 and 1994:


                                   Options Outstanding
                                   ___________________

                                      Shares
                                   Available       Number of             Price
                                   for Grant          Shares         Per Share
________________________________________________________________________________
BALANCE DECEMBER 31, 1991             9,495           84,500    $9.09 - $13.63
OPTIONS GRANTED                     (9,495)            9,495            $13.00
OPTIONS EXERCISED                         0         (11,000)             $9.09
________________________________________________________________________________
BALANCE DECEMBER 31, 1992                 0           82,995   $10.00 - $13.63
OPTIONS TERMINATED                    6,200          (6,200)   $11.25 - $13.00
________________________________________________________________________________
BALANCE DECEMBER 31, 1993             6,200           76,795   $10.00 - $13.63
OPTIONS EXERCISED                         0         (16,800)   $11.25 - $13.63
OPTIONS TERMINATED                    2,900          (2,900)   $11.25 - $13.00
OPTIONS TRANSFERRED TO 1992 PLAN    (9,100)                0             $0.00
________________________________________________________________________________
BALANCE DECEMBER 31, 1994                 0           57,095   $10.00 - $13.63
________________________________________________________________________________

Options for 28,384 shares at an average price of $10.82 per share were exercisable at December 31, 1994.

Following is a summary of stock option activity under the 1992 Employee and Consultant Stock Option Plan during the years ended December 31, 1992, 1993 and 1994:


                                   Options Outstanding
                                   ___________________

                                          Shares
                                       Available        Number of        Price
                                       for Grant           Shares    Per Share
________________________________________________________________________________
Balance December 31,  1992                82,995                0            0
________________________________________________________________________________
Balance December 31, 1993                 82,995                0            0
Options Granted                          (9,100)            9,100       $17.75
Options Exercised under 1982 Plan       (16,800)                0          N/A
________________________________________________________________________________
BALANCE DECEMBER 31, 1994                 73,895            9,100       $17.75
================================================================================

In addition to the above plan, shareholders approved, in 1989, the 1989 Non-Qualified Stock Option Plan for Directors, including Advisory Board members, and reserved 35,000 shares of the Company's common stock for issuance under this plan. The plan was established to give appropriate recognition to this group of individuals for their continuing responsibility for the Company's growth and profitability. As of December 31, 1994, of the 10,750 options granted at an excercise price of $11.00 per share, 4,250 were exercised and the remainder forfeited leaving 30,750 shares available for options under this plan.

9. RESTRICTIONS

The Bank is regulated by the Federal Deposit Insurance Corporation, whose regulations do not specifically limit payment of dividends, and the California State Banking Department. California banking laws limit dividends to the lesser of retained earnings or net income less cash dividends to the Company of up to approximately $1,661,028 without regulatory approval.

Generally, banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. In 1993 and 1994 the Bank was required to maintain average reserve balances of $7,000 and $23,000, respectively.

10. COMMITMENTS AND CONTINGENT LIABILITIES

The Company is obligated for rental payments under certain operating lease and contract agreements. Total rental expense for all leases included in occupancy and equipment expenses was $182,974, $177,072 and $181,077 for the years ended December 31, 1994, 1993 and 1992. At December 31, 1994, the approximate future minimum payments for noncancelable leases with initial or remaining terms in excess of one year were as follows:


                       1995               $185,253
                       1996                133,310
                       1997                101,613
                       1998                 57,574
                       1999                 57,574
                 Thereafter                 57,574

The Company is subject to various pending and threatened legal actions which arise out of the normal course of business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position.

11. PENSION PLAN

The Company provides pension benefits for all its eligible employees through a 401(k) Profit Sharing Program which was adopted in 1984. Under the terms of the plan, eligible employees are allowed to contribute, under the 401(k) portion of the plan, up to 15% of their salaries. The Comapny in turn will match 25% of the employee's contribution up to a maximum of $500 annually. Under this part of the plan, $3,608 was contributed in 1994, $5,403 in 1993 and $4,572 in 1992.

In addition, the Company may contribute up to 15% of eligible employees' annual compensation to the profit sharing portion of this plan. Such contributions were $56,650 in 1994, $49,715 in 1993, and $45,460 in 1992. Employees' interest in the contributions made by the Company on their behalf become 100% vested in accordance with a 7 year program. Any forfeited amounts are redistributed among the remaining participants in the plan.

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

At December 31, 1994, financial instruments           CONTRACT AMOUNT
whose contract amounts represent credit risk:

Commitments to extend credit in the future                $13,904,287

Standby letters fo credit                                     991,600

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commerical properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most all guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Approximately 20.0% of the Company's loans are concentrated with health care professionals.

13. NEW ACCOUNTING PRONOUNCEMENTS

In May 1993, the FASB issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan as amended by SFAS 118. The statement requires that impaired loans that are within the scope of this statement be measured based on the present value of expected cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company plans on adopting this statement no later than January 1, 1995. The Company does not expect that the adoption of the accounting prescribed by this statement will have a material impact on its financial position or results of operations.

14. SUMMIT BANCSHARES, INC. (PARENT COMPANY ONLY)

The following are the statements of financial position as of December 31, 1994 and 1993 and the related statements of income and cash flows for the years ended December 31, 1994, 1993 and 1992 for Summit Bancshares, Inc. (parent company only):


STATEMENTS OF FINANCIAL POSITION

                                        December 31, 1994     December 31,1993
________________________________________________________________________________
Assets:
Cash                                             $ 56,719           $   10,753
Short term investments                          1,395,000            1,174,000
Loan participation with subsidiary                353,289              783,584
Land and building                                 431,133              430,141
Investment in subsidiary                        8,077,222            7,228,330
Other assets                                      208,159               23,490
________________________________________________________________________________
TOTAL ASSETS                                  $10,521,522           $9,650,298
________________________________________________________________________________
Liabilities:
Accounts payable                                   $4,350               $4,350
Income taxes payable                               23,416               19,348
________________________________________________________________________________
TOTAL LIABILITIES                                  27,766               23,698
________________________________________________________________________________
Shareholders' equity:
Common stock                                    3,837,684            3,674,959
Retained earnings                               6,656,072            5,951,641
________________________________________________________________________________
TOTAL SHAREHOLDERS' EQUITY                     10,493,756            9,626,600
________________________________________________________________________________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $10,521,522           $9,650,298
________________________________________________________________________________


STATEMENTS OF INCOME
                                                  Year Ended December 31,
________________________________________________________________________
                                            1994          1993           1992
________________________________________________________________________________
Income:
Interest on short-term investments
 and loan                               $ 92,777      $ 61,163       $ 95,764
________________________________________________________________________________
Rental and other income                   42,055        42,543         42,589
________________________________________________________________________________
TOTAL INCOME                             134,832       103,706        138,353
________________________________________________________________________________
Expense:
Miscellaneous expense                     34,317        36,431         40,199
________________________________________________________________________________
TOTAL EXPENSE                             34,317        36,431         40,199
________________________________________________________________________________
Income before income tax and
 equity in undistributed
 earnings of subsidiary                  100,515        67,275         98,154
________________________________________________________________________________
Provision for income taxes                41,804        27,756         40,500
________________________________________________________________________________
Income before equity in
 undistributed earnings of
 subsidiary                               58,711        39,519         57,654
________________________________________________________________________________
Equity in undistributed
 earnings of subsidiary                  848,892       807,252        754,884
________________________________________________________________________________
NET INCOME                              $907,603      $846,771       $812,538
________________________________________________________________________________


SUMMIT BANCSHARES, INC.
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 1994, 1993 AND 1992

                                             1994           1993          1992
________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                        $ 92,777       $ 61,163      $ 95,764
Forward lease payments received                 0              0         8,700
Rental income                              52,200         43,500        40,608
Other income                                  295            783             0
Cash paid to suppliers                   (16,509)       (18,623)      (22,391)
Property taxes paid                       (4,060)              0             0
Income taxes paid                        (37,789)       (22,556)      (61,641)
Income tax refund                              53         27,855             0
________________________________________________________________________________
Net cash provided by operating
 activities                                86,967         92,122        61,040
________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in
 short term investments                 (221,000)      (355,000)       610,000
Net (increase) decrease in
 loans                                    430,295      (299,919)     (225,584)
(Increase) decrease in land
 and building                            (18,800)              0             0
Dividend received from subsidiary              0         750,000             0
________________________________________________________________________________
Net cash provided by (used in)
 investing activities                    190,495          95,081       384,416
________________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised                  219,912               0       146,740
(Increase) in other assets             (191,049)               0             0
Purchase of common stock                (57,186)        (89,053)     (484,373)
Dividends paid                         (203,173)       (100,446)     (108,234)
________________________________________________________________________________
Net cash used in financing
 activities                            (231,496)       (189,499)     (445,867)
________________________________________________________________________________
Net increase (decrease) in
 cash and cash equivalents                45,966         (2,296)         (411)
Cash at the beginning of the year         10,753          13,049        13,460
________________________________________________________________________________
Cash at the end of the year             $ 56,719        $ 10,753      $ 13,049
________________________________________________________________________________

Reconciliation of net income to net
 cash provided by operating activities:

Net Income                              $907,603        $846,771      $812,538
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Depreciation and amortization             17,808          17,808        17,808
Non-cash earnings from
 subsidiary                            (848,892)       (807,252)     (754,884)
(Increase) decrease in account
 receivables                               6,380          10,440         2,369
Increase (decrease) in account
 payables                                      0         (8,700)         4,350
Increase (decrease) in income
 tax payable                               4,068          33,055      (21,141)
________________________________________________________________________________
Total adjustments                      (820,636)       (754,649)     (751,498)
________________________________________________________________________________
Net cash provided by operating
 activities                             $ 86,967        $ 92,122      $ 61,040
________________________________________________________________________________

Report of Independent Public Accountants

To the Shareholders and Board of Directors of Summit Bancshares, Inc.:

We have audited the accompanying consolidated statements of financial position of SUMMIT BANCSHARES, INC. (a California corporation) AND SUBSIDIARY as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Bancshares, Inc. and subsidiary as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.


San Francisco, California

January 13, 1995


                                    /s/  _______________________________

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         _____________ __ __________ ___ _________ __________

    Since the date of organization of the Company, there have been no disagreements on accounting and financial disclosures or changes in accountants.



                                  PART III
                                  ________


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          _________ ___ _________ ________ __ ___ __________

     The information required by paragraphs (a), (c) (d), (f) and (g) of this item is presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on April 19, 1995 under "Election of Directors," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year. The information concerning executive officers requested by paragraphs (b) and (e) is set forth under Part I in a separate Item captioned Executive Officers of Summit Bancshares, Inc.

ITEM 11.  EXECUTIVE COMPENSATION
          _________ ____________

    The information required by this item in presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on April 19, 1995. under "Executive
Compensation," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ___________________________________________________
          MANAGEMENT
          __________

    The information required by this item is presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on April 19, 1995, under "Principal Security Holders" and "Security Ownership of Management," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         _______ _____________ ___ _______ ____________

     The information required by this item is presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 19, 1995, under "Certain Relationships and Related Transactions," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year.

                                 PART IV
                                 _______


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(A)  1.   CONSOLIDATED FINANCIAL STATEMENTS.

The following Financial Statements are included in this Report in Item 8.

     Consolidated Statement of Financial Position - December 31, 1994 and 1993

     Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992

     Statements of Changes in Shareholders' Equity (Consolidated and Parent Company Only) for the years ended December 31, 1994, 1993 and 1992, and

     Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.

     Notes to Consolidated Financial Statements

     Auditors' Report


(B)  2.  FINANCIAL STATEMENT SCHEDULES.
         _________ _________ _________

               Not Applicable

     In accordance with the rules of Regulation S-X, the required schedules are not submitted because they are not applicable to or required of the Company.


(C)  3.  INDEX TO EXHIBITS.

     The following exhibits are incorporated by reference pursuant to Item 601 of Regulation S-K:



Exhibit Number               Exhibit
______________               _______

    3.1            Articles of Incorporation        Footnote #1
                   of Summit Bancshares, Inc.

    3.2            Bylaws of Summit
                   Bancshares, Inc.                 Footnote #2

Exhibit Number               Exhibit
______________               _______


    4.1            Specimen Stock Certificate       Footnote #3

   10.1            Lease - Broadway Property        Footnote #4

   10.2            Summit Bancshares, Inc.
                   Incentive Stock Option Plan      Footnote #5

   10.3            Organizational Stock
                   Agreement                        Footnote #6

   10.4            Employment Agreement/
                   Shirley W. Nelson                Footnote #7

   10.5            Agreement for Sale
                   of Stock                         Footnote #8

   10.6            Lease-Walnut Creek
                   Property                         Footnote #9

   10.7            Lease-Emeryville
                   Property                         Footnote #10

   10.8            Lease-Oakland Office
                   Expansion                        Footnote #11

   10.9            Lease-Walnut Creek
                   New Premises                     Footnote #12

   10.10           Lease-Emeryville
                   Renegotiated                     Footnote #13

   10.11           Summit Bancshares, Inc.
                   1989 Non-Qualified Stock Option
                   Plan for Directors               Footnote #14

   10.12           Stock Option Agreement Form
                   Summit Bancshares, Inc.
                   Incentive Stock Option Plan      Footnote #15

   10.13           Stock Option Agreement Form
                   1989 Non-Qualified Stock Option
                   Plan for Directors               Footnote #16

   10.14           Amendment to By-Laws of
                   Summit Bancshares, Inc.          Footnote #17

Exhibit Number               Exhibit
______________               ________


   10.15           Lease - Walnut Creek
                   Summit Banchsares, Inc. owned
                   Property .                       Footnote #18

   10.16           Lease - Emeryville
                   Renegotiated                     Footnote #19

   11              Statement Re: Computation
                   of Per Share Earnings            Filed herewith

   21              Wholly Owned Subsidiary of       Filed herewith
                   Summit Bank - Summit Equities,
                   Inc.

   24.1            Power of Attorney - see
                   Signature Page                   Filed herewith

   27              Financial Data Schedule          Filed herewith

________________

    1. Incorporated by reference to Exhibit 2.1 of Registrant's Exhibits to Form S-18 Registration Statement, as filed with the Securities and Exchange Commission on December 21, 1981.

    2. Incorporated by reference to Exhibit 2.2 of Registrant's Exhibits to Form S-18 Registration Statement, as filed with the Securities and Exchange Commission on December 21, 1981.

    3. Incorporated by reference to Exhibit 3.1 of Registrant's Exhibits to Form S-18 Registration Statement, as filed with the Securities and Exchange Commission on December 21, 1981.

    4. Incorporated by Reference to Exhibit 9.1 of Registrant's Exhibits to Form S-18 Registration Statement, as filed with the Securities and Exchange Commission on December 21, 1981.

    5. Incorporated by reference to Exhibit 9.2 of Registrant's Exhibits to Post-Effective Amendment No. 1 to Form S-18 Registration Statement, as filed with the Securities and Exchange Commission on March 11, 1982.

    6. Incorporated by reference to Exhibit 9.4 of Registrant's Exhibits to Post-Effective Amendment No. 1 to Form S-18 Registration Statement, as filed with the Securities and Exchange Commission on March 11, 1982.

    7. Incorporated by reference to Exhibit 10.4 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.

    8. Incorporated by reference to Exhibit 10.6 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984.

    9. Incorporated by reference to Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

   10. Incorporated by reference to Exhibit 10.10 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

   11. Incorporated by reference to Exhibit 10.6 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

   12. Incorporated by reference to Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

   13. Incorporated by reference to Exhibit 10.10 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

   14. Incorporated by reference to Exhibit 10.11 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

   15. Incorporated by reference to Exhibit 10.12 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

   16. Incorporated by reference to Exhibit 10.13 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

   17. Incorporated by reference to Exhibit 2.2 of Registrant's Exhibits to Form S-18 Registration Statement, as filed with the Securities and Exchange Commission on December 21, 1981.

   18. Incorporated by reference to Exhibit 10.15 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

   19. Incorporated by reference to Exhibit 10.16 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.


(B)  REPORTS ON FORM 8-K

     None submitted for the year.

                                  Exhibit 11


                             WEIGHTED AVERAGE SHARES
                       Twelve Months Ended December 31, 1994


                                                         PRIMARY        FULLY
                                                         _______        _____

        A.  Common Stock      1994 WEIGHTED AVERAGE      414,217       414,217
                                          (4TH QTR)      416,292       416,292
            414,402  12-31-93  (Bal. Fwd.)
            414,402  to 01-07-94   6 days  =     2,486,412
            414,302  to 02-02-94  26 days  =    10,771,852
            413,972  to 03-03-94  29 days  =    12,005,188
            413,175  to 03-14-94  11 days  =     4,544,925
            412,465  to 06-30-94 109 days  =    44,958,685
            413,565  to 07-18-94  17 days  =     7,030,605
  AVG FOR   413,015  to 07-21-94   3 days  =     1,239,045
  4th QTR   412,555  to 07-25-94   4 days  =     1,650,220
  416,292   415,055  to 07-26-94   1 day   =       415,055
            415,155  to 08-31-94  36 days  =    14,945,580
            414,385  to 12-16-94 107 days  =    44,339,195
            420,885  to 12-23-94   7 days  =     2,946,195
            427,485  to 01-01-95   9 days  =     3,856,365

                                 365 days  =   151,189,322

        Average shares outstanding for period =    414,217


        B.  Stock Options

            12-31-93 year end price         $13.50
            12-31-94 quarter end            $21.00
            12-31-94 end of quarter average $20.50  (18.00 - 23.00)

            Fully    $17.44 end of quarter average
            Primary  $17.25 year end to end of quarter
                               (13.50 + 21.00)
                               _______________
                                      2

            MARKET  PRICES
            @ 3-31-94    14.00
            @ 6-30-94    16.25
            @ 9-30-94    18.50       AVERAGE $17.44
            @ 12-31-94   21.00

                     (14.00 +16.25 +18.50 +21.00)
                    ______________________________
                                  4.00


               Options - Primary                           20,399
               _______   _______


       MZ       1,100 X (17.25 - 12.27)  =   318
                        _______________
                             17.25

       FD         550 X (17.25 - 12.27)  =   159
                        _______________
                             17.25

       SN       8,250 X (17.25 - 10.45)  = 3,252
                        _______________
                             17.25

       MZ       1,000 X (17.25 - 10.00)  =   420
                        _______________
                             17.25

       SN      10,000 X (17.25 - 10.00)  = 4,203
                        _______________
                             17.25

       SN      15,689 X (17.25 - 10.00)    6,594
                        _______________
                             17.25

       SN       8,333 X (17.25 - 12.00)  = 2,536
                        _______________
                             17.25

       MZ       2,900 X (17.25 - 13.50)  =   630
                        _______________
                             17.25

       TW         400 X (17.25 - 12.25)  =   116
                        _______________
                             17.25

       SN         978 X (17.25 - 13.25)  =   227
                        _______________
                             17.25

       SJ         500 X (17.25 - 13.00)  =   123
                        _______________
                             17.25

       DD       2,500 X (17.25 - 13.00)  =   615
                        _______________
                             17.25

       MZ       1,045 X (17.25 - 13.00)  =   257
                        _______________
                             17.25

       FD       1,950 X (17.25 - 13.00)  =   480
                        _______________
                             17.25

       AC         400 X (17.25 - 13.00)  =    99
                        _______________
                             17.25

       TW       1,500 X (17.25 - 13.00)  =   370
                        _______________
                             17.25



               Options - Fully                                           28,637
               _______   _____

       MZ       1,100 X (21.00 - 12.27)  =   457
                        _______________
                             21.00

       FD         550 X (21.00 - 12.27)  =   505
                        _______________
                             21.00

       SN       8,250 X (21.00 - 10.45)  = 4,145
                        _______________
                             21.00

       MZ       1,000 X (21.00 - 10.00)  =   524
                        _______________
                             21.00

       SN      10,000 X (21.00 - 10.00)  = 5,238
                        _______________
                             21.00

       SN      15,689 X (21.00 - 10.00)    8,218
                        _______________
                             21.00

       SN       8,333 X (21.00 - 12.00)  = 3,571
                        _______________
                             21.00

       MZ       2,900 X (21.00 - 13.50)  = 1,036
                        _______________
                             21.00

       TW         400 X (21.00 - 12.25)  =   167
                        _______________
                              21.00

       SN         978 X (21.00 - 13.25)  =   361
                        _______________
                             21.00

       SJ         500 X (21.00 - 13.00)  =   190
                        _______________
                             21.00

       DD       2,500 X (21.00 - 13.00)  =   952
                        _______________
                             21.00

       MZ       1,045 X (21.00 - 13.00)  =   398
                        _______________
                             21.00

       FD       1,950 X (21.00 - 13.00)  =   743
                        _______________
                             21.00

       AC         400 X (21.00 - 13.00)  =   152
                        ______________
                             21.00

       TW       1,500 X (21.00 - 13.00)  =   571
                        _______________
                             21.00

       SN       4,000 X (21.00 - 17.75)  =   620
                        _______________
                             21.00

       MZ       2,000 X (21.00 - 17.75)  =   310
                        ______________
                             21.00

       DD       1,000 X (21.00 - 17.75)  =   155
                        _______________
                             21.00

       TW       1,000 X (21.00 - 17.75)  =   155
                        _______________
                             21.00

       FD         500 X (21.00 - 17.75)  =    77
                        _______________
                             21.00

       SJ         500 X (21.00 - 17.75)  =    77
                        _______________
                             21.00

       AC         100 X (21.00 - 17.75)  =    15
                        _______________
                             21.00

       TOTAL SHARES 4TH QUARTER                           436,691       444,929
                                                          =======       =======

       TOTAL SHARES YEAR END                              434,616       442,854
                                                          =======       =======

       NET INCOME 4TH QUARTER                            $267,537      $267,537
                                                          =======       =======

       NET INCOME YTD                                    $907,603      $907,603
                                                          =======       =======

       EARNINGS PER SHARE 4TH QTR                           $0.61        $0.60
                                                          =======       =======

       EARNINGS PER SHARE YTD                               $2.09        $2.04
                                                          =======       =======

                                 Exhibit 22


                             SUMMIT EQUITIES. INC.
                             (PARENT COMPANY ONLY)
                               DECEMBER 31, 1994

==========================================================================

 ASSETS
========

 CASH                                                          $10,348.00

          TOTAL ASSETS                                         $10,348.00
          =================                                 ==============


  LIABILITIES AND SHAREHOLDERS EQUITY
  ============================================

  LIABILITIES
  ==============


  RESERVE FOR FED TAXES                                $0.00
  RESERVE FOR STATE TAXES                              $0.00
  TOTAL RESERVE FOR TAXES                                           $0.00
                                                           --------------

         TOTAL LIABILITIES                                          $0.00
         ====================

  SHAREHOLDERS EQUITY
  ===================

  COMMON STOCK                                    $10,000.00
  RETAINED EARNINGS                                  $113.00
  PROFIT/LOSS YEAR-TO-DATE                           $235.00
                                            ----------------
                                                  $10,348.00


         TOTAL SHAREHOLDERS EQUITY                             $10,348.00
         -------------------------                         --------------

         TOTAL LIABILITIES &
         SHAREHOLDERS EQUITY                                   $10,348.00
         =======================                           ==============

                             SUMMIT EQUITIES, INC.
                             (PARENT COMPANY ONLY)
                               DECEMBER 31, 1994
===========================================================================

  INCOME
  ========

  INTEREST INCOME - MMA & TCD                        $235.00
  INTEREST INCOME - LOANS                              $0.00
  OTHER INCOME                                         $0.00
                                                    --------

         TOTAL INCOME                                            $235.00
         ============

  EXPENSE
  ========

  BUILDING DEPRECIATION                                $0.00
  ANNUAL REPORT & MEETING EXPENSE                      $0.00
  MISCELLANEOUS EXPENSE                                $0.00
  LEGAL                                                $0.00
  PROPERTY/TAXES                                       $0.00
                                                    --------

         TOTAL EXPENSES                                            $0.00
         ==================                                      --------

         INCOME BEFORE TAXES &
         EARNINGS OF SUBSIDIARY                                  $235.00
         ======================

  PROVISION FOR TAXES
  ==================

  FEDERAL INCOME TAX PROVISION                       $0.00
  STATE INCOME TAX PROVISION                         $0.00
          TOTAL TAX PROVISION                                      $0.00
                                                                  -------



         NET INCOME                                              $235.00
         ==========                                              =======

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SUMMIT BANCSHARES, INC.


Date: March 22, 1995            By: /s/ Shirley W. Nelson
                                    ____________________________
                                    Shirley W. Nelson, Chief
                                    Chairman and CEO
                                    (Principle Executive Officer)


Date: March 22, 1995            By: /s/ Kikuo Nakahara
                                    ____________________________
                                    Kikuo Nakahara
                                    (Chief Financial Officer)


     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints SHIRLEY W. NELSON and KIKUO NAKAHARA, and each or any one of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, this Report has been executed in Oakland, California, by the following persons on behalf of the Registrant on the capacities and on the dates indicated.

        Signature                   Title                   Date


/S/ SHIRLEY W. NELSON         Chairman of the Board,      3-22-95
_________________________     Chief Executive Officer
SHIRLEY W. NELSON             and President

/S/ KIKUO NAKAHARA            Chief Financial             3-22-95
_________________________     Officer and Director
KIKUO NAKAHARA

/S/ GEORGE H. HOLLDIGE        Secretary and Director      3-22-95
_________________________
GEORGE H. HOLLIDGE

                              Director
_________________________
THOMAS F. LOUDERBACK, JR.

/S/ THOMAS H. STATE           Director                    3-22-95
_________________________
THOMAS H. STATE

/S/ BARBARA J. WILLIAMS       Director                    3-24-95
_________________________
BARBARA J. WILLIAMS