Form 10-Q
period 1995-03-31
SUMMIT BANCSHARES INC/CA
filed 1995-05-12
CIK 353203

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C.   20549

                                     FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                        THE SECURITIES EXCHANGE ACT OF 1934


                  FOR QUARTER ENDED:               MARCH 31, 1995

                        COMMISSION FILE NUMBER:  0-11108


                              SUMMIT BANCSHARES, INC.


                   STATE OF CALIFORNIA    I.R.S. IDENTIFICATION
                                           NUMBER 94-2767067

                     2969 BROADWAY, OAKLAND CALIFORNIA   94611

                                 (415)  839-8800

        Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the

        Securities Exchange Act of 1934 during the preceding 12 months

        (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.

                         YES_____X____    NO__________

        The number of shares outstanding of the registrant's common stock was:

                    425,449 shares of no par value common stock
                           issued as of March 31, 1995

                          PART I - FINANCIAL INFORMATION
                          ____ _   _________ ___________

        ITEM 1                                                          PAGE

           SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS
           ______ __________  ____ ___ __________ _________ __________

                  Consolidated Balance Sheets ......................      2

                  Consolidated Statements of Income ................      3-4

                  Consolidated Statements of Changes in

                     Shareholders' Equity ..........................      5

                  Consolidated Statement of Cash Flows .............      6-7

                  Notes to Financial Statements.....................      8-9

                  Interest Rate Risk Reporting Schedule.............     10-12


        ITEM 2

                   Management's Discussion and Analysis of Financial

                     Condition and Results of Operations ...........     13-19



                            PART II - OTHER INFORMATION
                            ____ __   _____ ___________

        ITEMS 1-6 ..................................................     20-21

                          PART I - FINANCIAL INFORMATION
                          ____ _   _________ ___________

                                      ITEM 1.
                                      _______

                       SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                       ______ __________  ____ ___ __________
                             CONSOLIDATED BALANCE SHEETS
                             ____________ _______ ______
                        MARCH 31, 1995 AND DECEMBER 31, 1994
                        _____ __  ____ ___ ________ __  ____
                                    (Unaudited)

                                                   (Stated in Thousands)
     ASSETS                                     3-31-95              12-31-94
     ______                                     _______              ________
     Cash and Due from Banks                   $ 5,097               $ 5,746
     Federal Funds Sold                          6,050                 3,500
                                                ______                ______
       Cash and Cash Equivalents                11,147                 9,246
     Interest-bearing Deposits with
       Other Financial Institutions              7,040                 7,039
     Investment Securities (Held-to-            10,321                10,325
        Maturity. Market Value of $10,351
        at March 31, 1995 and $10,219
        at December 31, 1994)
     Loans                                      46,571                47,623
       Less:  Reserve for Possible
              Loan Losses                       (1,074)                 (932)
                                                ______                ______
     Net Loans                                  45,497                46,691
     Premises and Equipment, net                   816                   849
     Other Real Estate Owned                     2,816                 2,866
     Interest Receivable and Other
       Assets                                    1,554                 1,585
                                                ______                ______
     TOTAL ASSETS                              $79,191               $78,601
                                                ======                ======
     LIABILITIES AND SHAREHOLDERS' EQUITY
     ___________ ___ _____________ ______

     Deposits:
       Demand                                  $21,799               $22,469
       Savings                                   3,014                 3,109
       Interest-bearing Transaction
         Accounts                               27,580                28,815
       Other Time                               15,330                13,469
                                                ______                ______
     Total Deposits                             67,723                67,862
     Interest Payable and Other
       Liabilities                                 747                   245
                                                ______                ______
     TOTAL LIABILITIES                          68,470                68,107
                                                ______                ______

     SHAREHOLDERS' EQUITY:
     Preferred Stock, no par value:
       2,000,000 shares authorized, no
       shares outstanding                         ---                   ---
     Common Stock, no par value;
       3,000,000 shares authorized;
       427,485 shares issued and
       outstanding at 12-31-94
       and 425,449 at 3-31-95                    3,793                 3,838
     Retained Earnings                           6,928                 6,656
                                                ______                ______
     TOTAL SHAREHOLDERS' EQUITY                 10,721                10,494
                                                ______                ______

     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                    $79,191               $78,601
                                                ======                ======

                      SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                      ______ __________  ____ ___ __________
                     CONSOLIDATED STATEMENTS OF INCOME FOR THE
                     ____________ __________ __ ______ ___ ___
                    THREE MONTHS ENDED MARCH 31, 1994 AND 1995
                    _____ ______ _____ _____ __  ____ ___ ____
                                    (Unaudited)

                                        THREE  MONTHS          THREE  MONTHS
                                        ENDED 3-31-95          ENDED 3-31-94
                                        _____________          _____________
Interest Income:
  Interest and Fees on Loans             $1,342,763              $1,140,311
  Interest on Investment Securities         150,862                   6,238
  Interest on Federal Funds Sold             50,158                   5,005
  Interest on Time Deposits with
  Other Financial Institutions               92,942                 115,974
                                          _________               _________

TOTAL INTEREST INCOME                     1,636,725               1,267,528
                                          _________               _________
Interest Expense:

  Interest on Deposits                      309,372                 259,680
                                          _________               _________

TOTAL INTEREST EXPENSE                      309,372                 259,680
                                          _________               _________

NET INTEREST INCOME                       1,327,353               1,007,848

Provision for Possible Loan Losses          140,000                 183,000
                                          _________               _________

NET INTEREST INCOME AFTER
PROVISION FOR POSSIBLE LOAN LOSSES        1,187,353                 824,848

Other Operating Income:
  Service Charges on Deposit Accounts        98,170                  86,012
  Other                                      43,429                 220,585
                                          _________               _________

TOTAL OTHER OPERATING INCOME                141,599                 306,597
                                          _________               _________

Other Operating Expenses:
  Salaries and Employee Benefits            431,204                 415,649
  Occupancy Expense                          88,736                  82,919
  Furniture and Equipment Expense            26,325                  34,495
  Other                                     326,926                 228,043
                                          _________               _________

TOTAL OTHER OPERATING EXPENSES              873,191                 761,106
                                          _________               _________


INCOME BEFORE INCOME TAXES                  455,761                 370,339
                                          _________               _________

Provision for Income Taxes                 (184,173)               (153,135)
                                          _________               _________

NET INCOME                               $  271,588              $  217,204
                                          =========              ==========

                                        THREE  MONTHS          THREE MONTHS
                                        ENDED 3-31-95          ENDED 3-31-94
                                        _____________          _____________


  NET INCOME                              $271,588               $217,204
                                           =======                =======
  PRIMARY EARNINGS:

    Weighted Average Shares
     Outstanding:                          454,684                427,299
                                           _______                _______


  PRIMARY EARNINGS PER SHARE              $   0.60               $   0.51
                                           =======                =======

                      SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                      ______ __________  ____ ___ __________
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             ____________ __________ __ _______ __ _____________ ______
                  FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                  ___ ___ _____ ______ _____ _____ __  ____ ___ ____
                                    (Unaudited)

                                         NUMBER
                                        OF SHARES      COMMON     RETAINED
                                       OUTSTANDING     STOCK      EARNINGS
                                       ___________     ______     ________

BALANCE AT DECEMBER 31, 1994            427,485     $3,837,684   $6,656,072

Purchase of Common Stock                 (2,036)       (44,686)      ---

Net Income for the Three Months
  Ended March 31, 1995                    ---           ---         271,588
                                        _______      _________    _________

BALANCE AT MARCH 31, 1995               425,449     $3,792,998   $6,927,660
                                        =======      =========    =========

BALANCE AT DECEMBER 31, 1993            414,402     $3,674,959   $5,951,371

Purchase of Common Stock                 (1,937)       (26,989)      ---

Net Income for the Three Months
  Ended March 31, 1994                    ---           ---         217,204
                                        _______      _________    _________

BALANCE AT MARCH 31, 1994               412,465     $3,647,970   $6,168,575
                                        =======      =========    =========

                     SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                            STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 1995
                                  (Unaudited)
_____________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES:
      Interest received                                           $ 1,484,746
      Fees received                                                   224,946
      Interest paid                                                  (282,917)
      Cash paid to suppliers and employees                           (885,654)
      Income taxes paid                                               (70,654)
                                                                   __________
         Net cash provided by operating activities                    470,467
                                                                   __________
CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in time deposits with other
         financial institutions                                        (1,000)
      Maturity of investment securities                               489,070
      Purchase of investment securities                              (484,810)
      Net decrease in loans made to customers                       1,284,108
      Recoveries on loans previously charged off                        2,022
      Capital expenditures                                             (4,687)
                                                                   __________
         Net cash used in investing activities                      1,284,703
                                                                   __________
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net decrease in demand, MRA, NOW,
         and savings accounts                                      (1,997,297)
      Net increase in time deposits                                 1,860,925
      Decrease in other miscellaneous assets                          326,513
      Purchase of common stock                                        (44,686)
                                                                   __________
         Net cash provided by financing activities                    145,455
                                                                   __________
Net increase in cash and cash equivalents                           1,900,625
Cash and cash equivalents at 12-31-93                               9,246,342
                                                                   __________
Cash and cash equivalents at 3-31-94                              $11,146,967
                                                                  ===========


Reconciliation of net income to net cash provided by operating activities:

Net Income                                                           $271,588

Adjustments to reconcile net income to cash provided
 by operating activities:
         Depreciation                                   41,988
         Provision for possible loan losses            140,000
         Increase in accrued interest receivable       (37,005)
         Decrease in unearned loan fees                (31,627)
         Increase in accrued interest payable           26,455
         Increase in prepaid expenses                  (18,279)
         Decrease in accounts payable                  (36,172)
         Increase in income tax payable                113,519
                                                       _______
           Total adjustments                                          215,331
                                                                   __________
Net cash provided by operating activities                         $   470,467
                                                                   ==========

                     SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                            STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 1994
                                  (Unaudited)
_____________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES:
      Interest received                                           $ 1,135,145
      Fees received                                                   220,313
      Financing revenue received under lease                            4,616
      Gain on sale of other real estate owned                         188,517
      Interest paid                                                  (256,493)
      Cash paid to suppliers and employees                           (812,809)
      Income taxes paid                                               (25,000)
                                                                   __________
         Net cash provided by operating activities                    454,289
                                                                   __________
CASH FLOWS FROM INVESTING ACTIVITIES:
      Decrease in time deposits with other
         financial institutions                                     2,173,000
      Maturity of investment securities                               347,421
      Purchase of investment securities                              (442,702)
      Net decrease in loans made to customers                         389,103
      Principal payments received under leases                         17,183
      Carrying cost of foreclosed properties                          (92,199)
      Proceeds from sales of foreclosed properties                    112,415
      Recoveries on loans previously charged off                          750
      Capital expenditures                                            (24,099)
                                                                  ___________
         Net cash used in investing activities                      2,480,872
                                                                  ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net decrease in demand, MRA, NOW,
         and savings accounts                                      (2,995,467)
      Net decrease in time deposits                                (1,433,881)
      Decrease in other miscellaneous assets                          161,027
      Purchase of common stock                                        (26,989)
                                                                  ___________
         Net cash provided by financing activities                 (4,295,310)
                                                                  ___________
Net increase in cash and cash equivalents                          (1,360,149)
Cash and cash equivalents at 12-31-93                              10,387,445
                                                                  ___________
Cash and cash equivalents at 3-31-94                              $ 9,027,296
                                                                  ===========


Reconciliation of net income to net cash provided by operating activities:

Net Income                                                           $217,204

Adjustments to reconcile net income to cash provided
 by operating activities:
         Depreciation                                  39,561
         Provision for possible loan losses           183,000
         Increase in accrued interest receivable      ( 3,884)
         Decrease in unearned loan fees               (21,650)
         Increase in accrued interest payab             3,187
         Increase in prepaid expenses                 (23,231)
         Decrease in accounts payable                 (68,033)
         Increase in income tax payable               128,135
                                                      _______
           Total adjustments                                          237,085
                                                                      _______
Net cash provided by operating activities                            $454,289
                                                                      =======

                           NOTES TO FINANCIAL STATEMENTS
                           _____ __ _________ __________

        1.  CONSOLIDATED FINANCIAL STATEMENTS
            ____________ _________ __________

            In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1995 and the results of operations for the three months ended March 31, 1995 and 1994 and cash flows for the three months ended March 31, 1995 and 1994.

            Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1994 Annual Report to Shareholders, which is incorporated by reference in the Company's 1994 annual report on Form 10-K. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

        2.  SIGNIFICANT ACCOUNTING POLICIES
            ___________ __________ ________

            Net income per common and common equivalent share is computed using the weighted average number of shares outstanding during the period and the dilutive effect of stock options.

        3.  IMPAIRED LOANS AND TROUBLED DEBT RESTRUCTURING
            ________ _____ ___ ________ ____ _____________

            The Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," as of January 1, 1995. SFAS No 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measures based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

            The Bank had previously measured the allowance for credit losses using the methods similar to those prescribed in SFAS No 114. As a result of adopting these statements, no additional allowance for loan losses was required as of March 31, 1995.

            As of March 31, 1995 the Bank's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No 114 are a follows:


                                                   1995
                                         -------------------------
                                         Recorded       Valuation
                                         Investment     Allowance
                                         ----------     ----------
      Impaired Loans
      --------------
        Valuation allowance
           required                        $      0           $0
        No valuation allowance
           required                         846,000            0
                                         -------------------------
        Total Impaired Loans               $846,000           $0
                                         _________________________


            The valuation allowance is included in the allowance for loan losses on the balance sheet.

            The average recorded investment in impaired loans for the quarter ending March 31, 1995 was $662,000.

            Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principle. The Bank did not recognize interest income on impaired loans for the first quarter of 1995.


            The allowance for loan losses is maintained at a level considered adequate to provide for estimated probable incurred losses resulting from loans and leases. The allowance is reviewed periodically, and as losses are incurred and the amounts become estimable, they are charged to operations in the periods that they become known.

            The activity in the allowance for loan losses was as follows:

                                                            March 31,
                                                         1995       1994
                                                      _____________________

           Allowance for loan losses-
            Balance at the beginning of year         $  931,878    $728,353
            Provision for credit losses                 140,000     183,000
            Write downs                                       0       7,651
            Recoveries                                    2,022         750
            Transfers and others                              0           0
                                                      ---------------------
            Balance at March 31                      $1,073,900    $904,452
                                                      =====================


INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

     The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended March 31, 1995.
The table presents each major category of interest-earning assets and interest-bearing liabilities. In addition to illustrating the traditional GAP analysis, the table also provides an initial review of interest rate risk as defined in Section 305 of the Federal
Deposit Insurance Corporation Improvement Act (FDICIA), Public Law 102-242. This section requires the federal banking agencies to revise their risk- based capital guidelines to ensure that those standards take adequate account of (1) interest rate risk,
(2) concentration of credit risk, and (3) the risks of nontraditional activities. The agencies must publish final regulations implementing section 305 and establish reasonable transition rules to facilitate compliance with those regulations.

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

                                                                   INTEREST RATE RISK REPORTING SCHEDULE

 REPORTING INSTITUTION:  SUMMIT BANK                                      REPORTING DATE:   03/31/95

                                                      REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT


                                          ($000.00
                                           OMITT        UP       > 3       > 1       > 3      > 7         OVER
                                             TOT        3        < 1       < 3       < 7      < 15        15 YRS
  I.   INTEREST-BEARING ASSETS
     1.  CASH AND BALANCE DUE            $5,097    $5,097        $0        $0        $0        $0        $0
     2.  SECURITIES (INCL TRADING)
         a)  NON-AMORTIZING             $17,361    $4,210    $8,165    $4,986        $0        $0        $0
         b)  DEEP DISC COUPONS               $0
         c)  HIGH RISK MORT. SEC.            $0
     3.  FED FUNDS SOLD & SEC            $6,050    $6,050        $0        $0        $0        $0        $0
          SOLD FOR RESALE                    $0
     4.  LOANS, LEASES & ACCEPT.
         a)  AMORTIZING                 $20,358    $2,507    $2,672    $9,701    $5,478        $0        $0
         b)  NON-AMORTIZING             $25,873   $10,230    $9,343    $3,459    $2,841        $0        $0
     5.  TOTAL INT BEARG. ASSETS        $69,642   $28,094   $20,180   $18,146    $8,319        $0        $0
               6.  LOAN LOSS PROVISION  ($1,074)
  II.  ALL OTHER ASSETS                  $4,567

  III. TOTAL ASSETS                     $78,232

  IV.  INTEREST-BEARING LIABILITIES
     1.  INTEREST-BEARING DEPOSITS
         a) NOW ACCOUNTS                 $5,094        $0    $3,566    $1,528        $0        $0        $0
         b) MMDA ACCOUNTS               $22,556        $0   $15,789    $6,767        $0        $0        $0
         c) SAVINGS                      $3,013        $0        $0    $2,109      $904        $0        $0
         d) TIME DEPOSITS               $16,725    $8,941    $7,351      $433        $0        $0        $0
     2.  FED FUNDS PURCH &                   $0        $0        $0        $0        $0        $0        $0
          SEC. SOLD FOR REPUR                $0        $0        $0        $0        $0        $0        $0
     3.  OTHER BORROWED FUNDS                $0
     4.  TOTAL INT-BEARING LIAB.        $47,388    $8,941   $26,706   $10,837      $904        $0        $0

  V.    NONINTEREST-BEARING LIAB.
     1.  DEMAND DEPOSITS                $21,799    $3,270   $11,989    $6,540
     2.  OTHER LIABILITIES                 $699

  VI.   TOTAL LIABILITIES               $69,886

  VII.  EQUITY CAPITAL                   $8,346

  VIII. NET OFF-BAL SHEET POSITION
        (SWAPS & FUTURES)
     1. AMORTIZING                           $0
     2. NON-AMORTIZING                       $0

  MEMORANDA (CMO'S AND MORTGAGE DERIVATIVES)
   HIGH RISK SECURITIES EVALUATED            $0
   HIGH RISK SEC. NOT EVALUATED              $0



                                                               INTEREST RATE RISK WEIGHTING CALCULATIONS
                                                                              (03/31/95)
 BALANCE SHEET SUMMARY                                REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT

   (FROM REPORTING SCHEDULE)

                                                        UP       > 3        >1      > 3Y   > 7 YRS        OVER
                                             TOT        3       <= 1     <=3 Y     <= 7Y  <=15 YRS      15 YRS
  I.  TOTAL ASSETS (EXC.CASH & DUE)     $74,209
  2.    OTHER ASSETS &
           HIGH RISK SEC. EVALU          $4,567
  3.    TOTAL INT-BEARG ASSETS.         $69,642   $22,997   $20,180   $18,146    $8,319        $0        $0
  4.     AMORT ASSETS.                  $20,358    $2,507    $2,672    $9,701    $5,478        $0        $0
  5.     NON-AMORT ASSETS               $49,284   $20,490   $17,508    $8,445    $2,841        $0        $0
  6.     DEEP DISC ASSETS                    $0        $0        $0        $0        $0        $0        $0
  7.     HIGH RISK SEC. NOT EVALU            $0        $0        $0        $0        $0        $0        $0

  8.  TOTAL LIABILITIES                 $69,886
  9.    OTHER LIAB. & DDA               $22,498    $3,270   $11,989    $6,540        $0        $0        $0
 10.    INT-BEARG LIAB.                 $47,388    $8,941   $26,706   $10,837      $904        $0        $0

 11.  NET WORTH (GAP)                    $4,323   $10,786  ($18,515)     $769    $7,415        $0        $0

 12.  OFF BAL SHEET POSITIONS
 13.    AMORT OBS ITEMS:                     $0        $0        $0        $0        $0        $0        $0
 14.    NON-AMORT OBS ITEMS                $907        $0      $907        $0        $0        $0        $0

                                                                        IRR WEIGHTS

 15.        AMORTIZING ASSETS:                      0.08%     0.30%     0.80%     2.00%     3.20%     4.30%
 16.        NON-AMORTIZING ASSETS                   0.12%     0.55%     1.75%     3.85%     6.60%     8.90%
 17.        DEEP DISCOUNT ASSETS:                   0.12%     0.60%     1.90%     4.75%    10.50%    21.40%
 18.        LIABILITIES:                            0.12%     0.55%     1.80%     4.10%     7.50%    11.40%

                                                                    WEIGHTED POSITIONS

 19.     WEIGHTED AMORT. ASSETS         $197.19     $2.01     $8.02    $77.61   $109.56     $0.00     $0.00
 20.     WEIGHTED NON-AMORT. ASSETS     $378.05    $24.59    $96.29   $147.79   $109.38     $0.00     $0.00
 21.     WEIGHTED DEEP DISC. ASSETS       $0.00     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00
 22.     WEIGHTED HIGH RISK SEC           $0.00     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00
 23. TOTAL RISK WEIGHTED ASSETS:        $575.24    $26.59   $104.31   $225.40   $218.94     $0.00     $0.00
 24. TOTAL RISK WEIGHTED LIABILITIES    $389.74    $10.73   $146.88   $195.07    $37.06     $0.00     $0.00
 25. RISK WEIGHTED OFF-BAL SHEET          $2.72     $0.00     $2.72     $0.00     $0.00     $0.00     $0.00
 26. HIGH RISK SEC EVALUATED              $0.00     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00
 27.     NET RISK WEIGHTED POSITION     $188.22    $15.86   ($39.85)   $30.33   $181.88     $0.00     $0.00
                                                                    IRR MEASUREMENT
 NET RISK WEIGHTED POSITION AS A PERCENT OF ASSETS     =      0.25%          =           LEVEL OF IRR

    PROPOSED REGULATION F                                =         1         =           PROPOSED TARGET



                                   ITEM 2.
                                   ____ __


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          ____________ __________ ___ ________ __ _________ _________
                           AND RESULTS OF OPERATIONS
                           ___ _______ __ __________

                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                   ___ ___ _____ ______ _____ _____ __  ____

The registrant is a bank holding company whose only operating subsidiary is Summit Bank. The following discussion primarily concerns the financial condition and results of operations of the Holding Company ("Company") on a consolidated basis including the subsidiary bank. All adjustments made in the compilation of this information are of a normal recurring nature.


FINANCIAL CONDITION
___________________

Liquidity Management
_________ __________

The consolidated loan-to-deposit ratio at March 31, 1995 was 67.2% which was an decrease from 75.6% for the same period in 1994. The average loan-to-deposit ratio for the first quarter of 1995 was 66.9%, down from 76.0% for the same period last year. This decrease was caused by a $578,000 decline in average total deposits in 1995 versus 1994, centered in time deposits, and a $3,772,000 decrease in average outstanding loans centered in real estate construction loans and consumer lines of credit. Management continues to seek the acquisition of quality credits. Some of the deposit decline was directly related to investments in the mutual fund market.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, short term securities and federal funds sold totaled $28,508,000 on March 31, 1995. This amount represented 42.1% of total deposits in comparison to the liquidity ratio of 34.6% as of March 31, 1994. This increase is a primarily the direct result of a decrease in loan demand. It is management's belief that the current liquidity level is appropriate given current economic conditions and is sufficient to meet current needs.

The Company is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Company.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.

                          Investment Comparative
                          __________ ___________

                        3-31-95    %     12-31-94    %      3-31-94    %
                        _______    _     ________    _      _______    _

Fed Funds Sold         $ 6,050   26%     $ 3,500   17%     $ 3,000    18%
Interest bearing
 Deposits                7,040   30%       7,039   34%      12,991    77%
Securities              10,321   44%      10,325   49%         794     5%
                        ______  ___       ______  ___       ______   ___

                       $23,411  100%     $20,864  100%     $16,785   100%
                        ======= ===       ======= ===       =======  ===

Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on March 31, 1995 were comprised of $7,984,000 in U.S. Gov't bills and notes, $1,000,000 in U. S. Gov't sponsored agency and $1,337,000 in school district tax anticipation revenues notes used to fund annual school district budgets. Securities held at March 31, 1994 were composed of $789,000 in short term U.S. Gov't bills, and a $5,000 industrial bond.

Changes in Financial Position
_______ __ _________ ________

As of March 31, 1995, deposits decreased $139,000 from year end 1994 while at the same time net loans outstanding decreased $1,194,000. Total deposits as of March 31, 1995 were $67,723,000, an increase of 3% from $66,033,000 as of
March 31, 1994.  Total loans as of March 31, 1995 were
$46,571,000, a decrease of 8% from $50,821,000 as of March
31, 1994. The decline in the loan category was mentioned previously under "Liquidity Management."

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.

                               Deposit Comparative
                               _______ ___________

                        3-31-95    %     12-31-94    %       3-31-94   %
                        _______    _     ________    _       _______   _
Demand                 $21,799   32%     $22,469   33%     $18,728    28%
Savings                  3,014    4%       3,109    5%      3,270      5%
Interest bearing
 transactions accts     27,580   41%      28,815   42%     29,300     44%
Other Time              15,330   23%      13,469   20%     14,735     22%
                        ______  ___       ______  ___      ______    ___
                       $67,723  100%     $67,862  100%    $66,033    100%
                        ======  ===       ======  ===      ======    ===

The following table sets forth the amount of loans outstanding by each category and the percent of total loans outstanding at the dates specified.

                                   Loan Comparative
                                   ____ ___________

                       3-31-95    %     12-31-94    %      3-31-94    %
                       _______    _     ________    _      _______    _
Commercial           $30,183      65%   $30,355     63%   $31,161    60%
Real estate-const.     5,256      11%     5,822     12%     8,498    17%
Real estate-other      4,849      10%     4,873     10%     3,589     7%
Installment/Other      6,178      13%     6,450     14%     7,396    15%
Equip. lease             105       1%       123      1%       177     1%
                      ______     ___     ______    ___     ______   ___
                     $46,571     100%   $47,623    100%   $50,756   100%
                      ======     ===     ======    ===     ======   ===

Non-Performing Assets
______________ ______

The following table provides information with respect to the subsidiary Bank's past due loans and components for non-performing assets at the dates indicated.

                                         Non-Performing Assets
                                         ______________ ______
                                            (000.00 Omitted)
                                  3-31-95       12-31-94     3-31-94
                                  _______       ________     _______
Loans 90 days or more past
 due & still accruing             $  184         $  207      $   81
Non-accrual loans                    846            572       2,056
Other real estate owned            2,816          2,866       1,548
   Total non-performing assets    $3,846         $3,645      $3,685
                                   =====          =====       =====

Non-performing assets to
  period end loans plus
  other real estate owned           7.79%          7.22%       7.04%

Allowance to non-performing
  loans                              104%           120%         42%

Allowance to non-performing
  assets                              28%            26%         25%


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

The increase in non-performing assets from 3-31-94 to 3-31-95 is due primarily to an increase in Other Real Estate Owned, in which the Bank exercised foreclosure proceedings against a nonaccrual loan's collateral in the amount of $1,100,000 whose appraised value is in excess of $1,200,000. In addition, loans 90 days or more past due and still accruing increased $103,000 and is related to a loan in the process of renewal.

The amount of $846,000 in non-accrual status represents loans to 4 borrowers. Two borrowers' loans totaling $618,000 are secured by single family homes and no loss is anticipated. The Bank is also pursuing legal action against a title insurance company for lack of appropritate title insurance coverage for a loan in the amount of $225,000. A settlement conference is set for May 11, 1995. The remaining $3,000 will be paid in May, 1995.

The amount in Other Real Estate Owned represents 3 single family dwellings, a parcel of improved land, and two parcels of partially improved land. The three single family homes are in escrow and are scheduled to close in May, 1995. Financing has been arranged and accepted for these properties. The Bank is actively marketing the large parcel of unimproved land. No loss is anticipated on any of the sale of the properties.

Capital Position
_______ ________

As of March 31, 1995, Shareholders' Equity was $10,721,000. This represents an increase of $904,000, or 9.2% over the same period last year. Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $2,050,000 of its stock. As of March 31, 1995, the Company has repurchased a total of 149,098 shares of the Company stock constituting 27.7% of the Company's original stock prior to the repurchase program, at a total cost of $2,004,942, or an average price per share of $13.45. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders. The program has not affected the Company's liquidity or capital positions or its ability to operate as the Company's capital growth has exceeded its asset growth. In addition, the Company's subsidiary Bank remains more than well capitalized under current regulations.

On March 14, 1989, the Board of Directors of the Federal Deposit Insurance Corporation approved a Statement of Policy on Risk-Based Capital which became effective December 31, 1990. Under this statement banks are required to meet certain capital standards in addition to leverage standards as previously outlined under FDIC Rules and Regulations. The Bank does not foresee any material or significant impact to its manner of operation in the foreseeable future. Total qualifying capital allowable under risk-based capital guidelines for the subsidiary bank is $8,029,000. The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same as of March 31,1995:


                                                  Minimum
                       Capital Ratio       Regulatory Requirement
Tier 1 Capital             14.05%                  4.00%
Total Capital              15.16%                  8.00%
Leverage Ratio             11.01%                  3.00%


The Company is not aware of any current recommendations by the regulatory authorities which if they were implemented would have a material effect on the Company.

RESULTS OF OPERATIONS
_______ __ __________

Net Interest Income
___ ________ ______

Total interest income including loan fees increased from $1,268,000 for the first three months of 1994 to $1,637,000 for the same period in 1995. This increase was due to an average increase in the prime lending rate of approximately 2.55% over the same period last year. Although average loans outstanding decreased approximately $3,772,000 from the same period in 1994, the yield on loans increased 2.38% over the same period last year. Loan fees showed a decrease of $9,000 over the same period last year which is reflective of the lack of loan growth. Average outstanding investments showed a increase of $5,437,000 for the first quarter 1995 versus 1994, primarily due to the decline in average loan balances. The yield on investments showed a increase of 2.15% primarily related to an increase in investment rates brought about by an increase in the prime lending rate. Interest expense increased from $260,000 as of the end of the first three months of 1994 to $309,000 in 1995. This increase was brought about by a increase in average interest-bearing deposit accounts of $3,574,000 during the first quarter of 1994 versus the same period last year. The average cost of funds for the period ending March 31, 1994 was .63% less than the same period last year. As a result of these factors, net interest income for the first three months of 1994 declined
1.91% from the same period last year.

Other Operating Income
_____ _________ ______

Service charges on deposit accounts as of the end of the first three months of 1995 increased to $98,000 versus $86,000 for the same period in 1994. The increase was centered in service charges related to return check and overdraft charges. Other charges and fees decreased $177,000 primarily due to a gain on sale of other real estate owned in the amount of $188,000 which was included in the 1994 figure. Merchant sales draft fees however increased $7,000 over the same period in 1994.

Loan Loss Provision
____ ____ _________

The decrease in loan loss provision was primarily due to a perceived improvement in California's economy as well as the current level of this ratio.

The allowance for loan losses is maintained at a level that management of the Company considers to be adequate for losses that can be reasonably anticipated. The allowance is increased by charges to operating expenses and reduced by net-charge-offs. The level of the allowance for loan losses is based on management's evaluation of potential losses in the loan portfolio, as well as prevailing and anticipated economic conditions.

Management employs a systematic methodology on a monthly basis to determine the adequacy of the allowance for current and future loan losses. Each loan is graded at the time of extension or renewal by the credit administrator. Gradings are assigned a risk factor which is calculated to assess the adequacy of the allowance for loan losses. Further, management considers other factors such as overall portfolio quality, trends in the level of delinquent and classified loans, specific problem loans, and current and anticipated economic conditions.

The balance in the allowance for loan losses at March 31, 1995 was $1,074,000 or 2.31% of total loans compared to $904,000 or 1.78% of total loans at March 31, 1994.

Other Operating Expenses
_____ _________ ________

Total other operating expenses increased $112,000 as of the end of the first three months of 1995 compared to the same period last year. This increase was primarily centered in total salary expense which increased $16,000 and was primarily related to normal merit increases. In addition, foreclosure and OREO expense increased $56,000 and was primarily related to the write down of one single family dwelling. Consulting fees also increased $24,000 and was related to a contract with an SBA group for processing SBA loans.

Provision for Income Taxes
_________ ___ ______ _____

The Company's provision for income taxes as of the end of the first three months of 1995 increased from $153,000 in 1994 to $184,000. This increase is considered normal and includes some savings related to income generated from tax exempt municipal bonds which was not available in 1994. For the same period in 1995 the Company's total effective tax rate was 40.4% compared to 41.3% in 1994.

Net Income
___ ______

Net income for the first quarter of 1995 increased from $217,000 for the same period in 1994 to $272,000, or a increase of 25.0%.

                           PART II  -  OTHER INFORMATION
                           _______     _____ ___________



        ITEM 1 - LEGAL PROCEEDINGS
                 _____ ___________

                 No material developments from that which was reported in the 10-K dated March 31, 1995 for the year ended December 31, 1994.

        ITEM 2 - CHANGE IN SECURITIES
                 ______ __ __________

                 None

        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
                 ________ ____ ______ __________

                 None

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 __________ __ _______ __ _ ____ __ ________ _______

                 None

        ITEM 5 - OTHER INFORMATION
                 _____ ___________

                 None

        ITEM 6 - REPORTS ON FORM 8-K
                 _______ __ ____ ___

                 No reports on Form 8-K have been filed by the registrant during the first quarter of 1995 for which this report is filed.

        SIGNATURES
        __________

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SUMMIT BANCSHARES, INC.
                                              Registrant



        DATE:   May 12, 1995               For: /s/ Shirley W. Nelson
              ___________________              __________________________
                                                Shirley W. Nelson
                                                Chairman and CEO



        DATE:   May 12, 1995               For: /s/ Kikuo Nakahara
              ___________________              ___________________________
                                                Kikuo Nakahara
                                                Chief Financial Officer