Form 10-Q
period 1995-06-30
SUMMIT BANCSHARES INC/CA
filed 1995-08-11
CIK 353203

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C.   20549

                                     FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                        THE SECURITIES EXCHANGE ACT OF 1934


                  FOR QUARTER ENDED:               JUNE 30, 1995

                        COMMISSION FILE NUMBER:  0-11108


                              SUMMIT BANCSHARES, INC.


                   STATE OF CALIFORNIA    I.R.S. IDENTIFICATION
                                           NUMBER 94-2767067

                     2969 BROADWAY, OAKLAND CALIFORNIA   94611

                                 (510)  839-8800

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

                    424,259 shares of no par value common stock
                           issued as of June 30, 1995

                          PART I - FINANCIAL INFORMATION
                          ____ _   _________ ___________


        ITEM 1                                                       PAGE

           SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS
           ______ __________  ___  ___ __________ _________ __________

                  Consolidated Balance Sheets ......................  2

                  Consolidated Statements of Income ................  3-4

                  Consolidated Statements of Changes in

                     Shareholders' Equity ..........................  5

                  Consolidated Statement of Cash Flows .............  6-7

                  Notes to Financial Statements.....................  8-9

                  Interest Rate Risk Reporting Schedule.............  10-12


        ITEM 2

                   Management's Discussion and Analysis of Financial

                     Condition and Results of Operations ...........  13-19



                            PART II - OTHER INFORMATION
                            ____ __   _____ ___________

        ITEMS 1-6 ..................................................  20

                      SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                      ______ ___________ ___  ___ __________

                            CONSOLIDATED BALANCE SHEETS
                            ____________ _______ ______

                       JUNE 30, 1995 AND DECEMBER 31, 1994
                       ____ ___ ____ ___ ________ ___ ____
                                    (Unaudited)

                                                (Stated in Thousands)
     ASSETS                                  6-30-95              12-31-94
     ______                                  _______              ________

     Cash and Due from Banks                $ 5,751               $ 5,746
     Federal Funds Sold                       8,200                 3,500
                                             ______                ______
       Cash and Cash Equivalents             13,951                 9,246
     Interest-bearing Deposits with
       Other Financial Institutions           7,832                 7,039
     Investment Securities (Held-to-          9,912                10,325
        Maturity. Market Value of
        $9,977 at June 30, 1995 and
        $10,219 at December 31, 1993)
     Loans                                   45,970                47,623
       Less:  Allowance for
              Loan Losses                    (1,146)                 (932)
                                             ______                ______
     Net Loans                               44,824                46,691
     Premises and Equipment, net                780                   849
     Other Real Estate Owned                  1,302                 2,866
     Interest Receivable and Other
       Assets                                 1,502                 1,585
                                             ______                ______
     TOTAL ASSETS                           $80,103               $78,601
                                             ======                ======
     LIABILITIES AND SHAREHOLDERS' EQUITY
     ___________ ___ _____________ ______

     Deposits:
       Demand                               $20,812               $22,469
       Savings                                2,531                 3,109
       Interest-bearing Transaction
         Accounts                            27,589                28,815
       Other Time                            17,807                13,469
                                             ______                ______
     Total Deposits                          68,739                67,862
     Interest Payable and Other
       Liabilities                              481                   245
                                             ______                ______
     TOTAL LIABILITIES                       69,220                68,107
                                             ______                ______

     SHAREHOLDERS' EQUITY:
     Preferred Stock, no par value:
       2,000,000 shares authorized, no
       shares outstanding                      ---                   ---
     Common Stock, no par value;
       3,000,000 shares authorized;
       427,485 shares issued and
       outstanding at 12-31-94
       and 424,259 at 6-30-95                 3,767                 3,838
     Retained Earnings                        7,116                 6,656
                                             ______                ______
     TOTAL SHAREHOLDERS' EQUITY              10,883                10,494
                                             ______                ______
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                 $80,103               $76,601
                                             ======                ======


                      SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                      ______ ___________ ____ ___ __________

                     CONSOLIDATED STATEMENTS OF INCOME FOR THE
                     ____________ __________ __ ______ ___ ___

                 THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                 _____ ___ ___ ______ _____ ____ ___ ____ ___ ____
                                    (unaudited)

                                    THREE       THREE        SIX         SIX
                                    MONTHS      MONTHS       MONTHS      MONTHS
                                    ENDED       ENDED        ENDED       ENDED

                                   6-30-94     6-30-95      6-30-94     6-30-95
                                   -------     -------      -------     -------
Interest Income:
  Interest and Fees on Loans    $1,241,380  $1,370,152   $2,371,653  $2,712,915
  Interest on Investment Sec.       18,927     151,868       25,165     302,730
  Interest on Federal Funds Sold    30,979      95,308       35,984     145,466
  Interest on Time Deposits with
    Other Financial Institutions   116,300     105,591      232,274     198,533
                                 _________  __________    _________  __________
TOTAL INTEREST INCOME            1,407,586   1,722,919    2,665,076   3,359,644

Interest Expense:
  Interest on Deposits             280,529     371,432      540,209     680,804

TOTAL INTEREST EXPENSE             280,529     371,432      540,209     680,804
                                 _________  __________    _________  __________

NET INTEREST INCOME              1,127,057   1,351,487    2,124,867   2,678,840

Provision for Possible Loan
Losses                             132,000     150,000      315,000     290,000
                                 _________  __________    _________  __________

NET INTEREST INCOME AFTER
PROVISION FOR POSSIBLE LOAN
LOSSES                             995,057   1,201,487    1,809,867   2,388,840
                                 _________  __________    _________  __________

Other Operating Income:
  Service Charges on Deposit
     Accts.                         89,676      93,819      175,688     191,989
  Other                             48,922      41,749      279,545      85,178
                                 _________  __________    _________  __________

TOTAL OTHER  OPERATING  INCOME     138,598     135,568      455,233     277,167
                                 _________  __________    _________  __________
Other Operating Expenses:

  Salaries and Employee Benefits   401,071     441,466      816,720     872,670
  Occupancy Expense                 87,507      92,345      170,426     181,081
  Furniture and Equipment Expense   35,924      23,187       70,419      49,512
  Other                            237,754     288,395      465,797     615,321
                                 _________  __________    _________  __________

TOTAL OTHER OPERATING EXPENSE      762,256     845,393    1,523,362   1,718,584
                                 _________  __________    _________  __________

INCOME BEFORE INCOME TAXES         371,399     491,662      741,738     947,423

Provision for Income Taxes        (153,476)   (197,687)    (306,611)   (381,860)
                                 _________  __________    _________  __________

NET INCOME                       $ 217,923   $ 293,975    $ 435,127   $ 565,563
                                 =========   =========    =========   =========


                                    THREE       THREE      SIX         SIX
                                    MONTHS      MONTHS     MONTHS      MONTHS
                                    ENDED       ENDED      ENDED       ENDED


                                    6-30-94     6-30-95     6-30-94     6-30-95
                                    _______     _______     _______     _______

  NET INCOME APPLICABLE TO
    COMMON STOCK                   $217,923    $293,975    $435,127    $565,563
                                   ========    ========    ========    ========
  PRIMARY EARNINGS:

    Weighted Average Shares
     Outstanding:                   430,154     454,918     430,154     455,473


  PRIMARY EARNINGS PER SHARE           $.51        $.65       $1.01       $1.24
                                    =======     =======     =======     =======



                      SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                      ______ ___________ ____ ___ __________

             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             ____________ __________ __ _______ __ _____________ ______

                  FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                  ___ ___ ___ ______ _____ ____ ___ ____ ___ ____
                                    (Unaudited)

                                         NUMBER
                                        OF SHARES      COMMON     RETAINED
                                       OUTSTANDING     STOCK      EARNINGS
                                       ___________     _____      ________

BALANCE AT DECEMBER 31, 1994            427,485     $3,837,684   $6,656,072

Purchase of Common Stock                 (3,226)       (70,246)      ---

Net Income for the Six Months
  Ended June 30, 1995                    ---           ---          565,563

Payment of $.25 Cash Dividend
  for Holders of Record as of
  May 12, 1995 and Payable on
  June 9, 1995                           ---           ---         (106,252)
                                        _______      _________    _________

BALANCE AT JUNE 30, 1995                424,259     $3,767,438   $7,115,383
                                        =======      =========    =========

BALANCE AT DECEMBER 31, 1993            414,402     $3,674,959   $5,951,371

Purchase of Common Stock                 (1,937)       (26,989)      ---

Net Income for the Six Months
  Ended June 30, 1994                    ---           ---          435,127

Payment of $.12 Cash Dividend
  for Holders of Record as of
  May 11, 1994 and Payable on
  June 8, 1994                           ---           ---          (49,642)
                                        _______      _________    _________

BALANCE AT JUNE 30, 1994                412,465     $3,647,970   $6,336,856
                                        =======      =========    =========


                     SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                              STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (Unaudited)
_____________________________________________________________________________


CASH FLOWS FROM OPERATING ACTIVITIES:
      Interest received                                         $ 3,124,205
      Fees received                                                 535,721
      Interest paid                                                (608,976)
      Cash paid to suppliers and employees                       (1,652,719)
      Income taxes paid                                            (506,654)
                                                                ___________
         Net cash provided by operating  activities                 891,577
                                                                ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in time deposits with other
         financial institutions                                    (793,000)
      Maturity of investment securities                           4,016,542
      Purchase of investment securities                          (3,603,588)
      Net decrease in loans made to customers                     1,626,124
      Recoveries on loans previously charged off                      8,432
      Capital expenditures                                           (4,687)
                                                                ___________
         Net cash  used in  investing  activities                 1,249,823
                                                                ___________
CASH  FLOWS  FROM FINANCING ACTIVITIES:
      Net decrease in demand, MRA, NOW,
         and savings accounts                                    (3,457,152)
      Net increase in time deposits                               4,337,725
      Decrease in other miscellaneous assets                      1,859,300
      Purchase of common stock                                      (70,426)
      Dividends paid                                               (106,252)
                                                                  _________
         Net cash provided by financing activities                2,563,195
                                                                  _________
Net increase in cash and cash equivalents                         4,704,595
Cash and cash equivalents at 12-31-94                             9,246,342
                                                                  _________
Cash and cash equivalents at 6-30-95                            $13,950,937
                                                                ===========

Reconciliation of net income to net cash provided by operating activities:

Net Income                                                         $565,563

Adjustments to reconcile net income to cash provided by operating activities:
         Depreciation                                     73,561
         Provision for possible loan losses              290,000
         Increase in accrued interest receivable         ( 4,427)
         Increase in unearned loan fees                   27,542
         Increase in accrued interest payable             71,828
         Increase in prepaid expenses                    (38,527)
         Increase in accounts payable                     30,831
         Decrease in income tax payable                 (124,794)
           Total adjustments                                        326,014
                                                                    _______
Net cash provided by operating activities                          $891,577
                                                                   ========



                       SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                              STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTH ENDED JUNE 30, 1994
                                  (Unaudited)
_____________________________________________________________________________


CASH FLOWS FROM OPERATING ACTIVITIES:
      Interest received                                         $ 2,414,577
      Fees received                                                 527,440
      Financing revenue received under lease                          8,726
      Gain on sale of other real estate owned                       186,963
      Interest paid                                                (540,702)
      Cash paid to suppliers and employees                       (1,457,910)
      Income taxes paid                                            (455,000)
                                                                ___________
         Net cash provided by operating  activities                 684,094
                                                                ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
      Decrease in time deposits with other
         financial institutions                                   5,346,000
      Maturity of investment securities                             693,614
      Purchase of investment securities                          (3,152,896)
      Net decrease in loans made to customers                     1,054,935
      Principal payments received under leases                       30,897
      Carrying cost of foreclosed properties                       (136,829)
      Proceeds from sales of foreclosed properties                  265,666
      Recoveries on loans previously charged off                      2,380
      Capital expenditures                                          (23,863)
                                                                ___________
         Net cash  used in  investing  activities                 4,079,904
                                                                ___________
CASH  FLOWS  FROM FINANCING ACTIVITIES:
      Net decrease in demand, MRA, NOW,
         and savings accounts                                    (2,205,296)
      Net decrease in time deposits                              (1,343,711)
      Decrease in other miscellaneous assets                         33,707
      Purchase of common stock                                      (26,989)
      Dividends paid                                                (49,642)
                                                                 __________
         Net cash provided by financing activities               (3,591,931)
                                                                 __________
Net increase in cash and cash equivalents                         1,172,067
Cash and cash equivalents at 12-31-93                            10,387,445
                                                                 __________
Cash and cash equivalents at 3-31-94                            $11,559,512
                                                                ===========

Reconciliation of net income to net cash provided by operating activities:

Net Income                                                         $435,127

Adjustments to reconcile net income to cash provided by operating activities:
         Depreciation                                     78,754
         Provision for possible loan losses              315,000
         Increase in accrued interest receivable         ( 7,999)
         Increase in unearned loan fees                   25,396
         Decrease in accrued interest payable               (493)
         Decrease in prepaid expenses                     24,311
         Decrease in accounts payable                    (37,613)
         Decrease in income tax payable                 (148,389)
                                                        _________
           Total adjustments                                        248,967
                                                                   ________
Net cash provided by operating activities                          $684,094
                                                                   ========

                           NOTES TO FINANCIAL STATEMENTS
                           _____ __ _________ __________


        1.  CONSOLIDATED FINANCIAL STATEMENTS
            ____________ _________ ___________

            In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1995 and the results of operations for the six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994.

            Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1994 Annual Report to Shareholders, which is incorporated by reference in the Company's 1994 annual report on Form 10-K. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

        2.  SIGNIFICANT ACCOUNTING POLICIES
            ___________ __________ ________

            Net income per common and common equivalent share is computed using the weighted average number of shares outstanding during the period and the dilutive effect of stock options.

        3.  IMPAIRED LOANS AND TROUBLED DEBT RESTRUCTURING
            ________ _____ ___ ________ ____ _____________

            The Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," as of January 1, 1995. SFAS No 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

            The Bank had previously measured the allowance for credit losses using the methods similar to those prescribed in SFAS No 114. As a result of adopting these statements, no additional allowance for loan losses was required as of June 30, 1995.

            As of June 30, 1995 the Bank's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No 114 are as follows:


                                             1995
                                   -------------------------
                                   Recorded       Valuation
                                   Investment     Allowance
                                   ----------     ----------
      Impaired Loans
      --------------
        Valuation allowance
           required                  $      0             $0
        No valuation allowance
           required                   464,000              0
                                   ----------     ----------
        Total Impaired Loans         $464,000             $0
                                   __________     __________


            The valuation allowance is included in the allowance for loan losses on the balance sheet.

            The average recorded investment in impaired loans for the quarter ending June 30, 1995 was $504,000.

            Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The Bank did not recognize interest income on impaired loans for the first six months of 1995.

            The allowance for loan losses is maintained at a level considered adequate to provide for estimated probable incurred losses resulting from loans and leases. The allowance is reviewed periodically, and as losses are incurred and the amounts become estimable, they are charged to operations in the periods that they become known.

           The activity in the allowance for loan losses was as follows:

                                                        June 30,
                                                    1995       1994
                                                _____________________

           Allowance for loan losses-

            Balance at the beginning of year   $  931,878    $728,353
            Provision for credit losses           290,000     315,000
            Write downs                            85,397     179,410
            Recoveries                              9,879       2,380
            Transfers and others                        0           0
                                                ---------    --------
            Balance at June 30                 $1,146,360    $866,323
                                                =========    ========


             INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

     The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended June 30, 1995.
The table presents each major category of interest-earning assets and interest-bearing liabilities. In addition to illustrating the traditional GAP analysis, the table also provides an initial review of interest rate risk as defined in Section 305 of the Federal
Deposit Insurance Corporation Improvement Act (FDICIA), Public Law 102-242. This section requires the federal banking agencies to revise their risk- based capital guidelines to ensure that those standards take adequate account of (1) interest rate risk,
(2) concentration of credit risk, and (3) the risks of nontraditional activities. The agencies must publish final regulations implementing Section 305 and establish reasonable transition rules to facilitate compliance with those regulations.

     An underlying principle of the proposal for incorporating interest rate risk (IRR) into risk-based capital guidelines is that a certain amount of IRR is inherent and appropriate in commercial banking. In addition, the proposal acknowledges that the level of IRR in banks is difficult to measure with a high degree of confidence. Finally, the approach takes into consideration the fact that, to date, IRR has not been a principal threat to the financial health of commercial banks. Accordingly, the proposal targets the identification of insititutions with high or significant levels of risk. Institutions identified as having IRR exposure greater than a supervisor-determined threshold would be required to allocate additional capital to support their higher level of measured risk.

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



                     INTEREST RATE RISK REPORTING SCHEDULE

 REPORTING INSTITUTION:  SUMMIT BANK                                                 REPORTING DATE:   06-30-95

                                                      REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT
                                          ($000.00
                                           OMITTED) UP TO     > 3MO     > 1YR     > 3YR    > 7YR       OVER
                                          TOTAL     3 MO      < 1YR     < 3YR     < 7YR    < 15YR      15 YRS
  I.   INTEREST-BEARING ASSETS
     1.  CASH AND BALANCE DUE            $5,751    $5,750        $0        $0        $0        $0        $0
     2.  SECURITIES (INCL TRADING)
         a)  NON-AMORTIZING             $17,744    $4,439    $9,222    $4,083        $0        $0        $0
         b)  DEEP DISC COUPONS               $0
         c)  HIGH RISK MORT. SEC.            $0
     3.  FED FUNDS SOLD & SEC            $8,200    $8,200        $0        $0        $0        $0        $0
          SOLD FOR RESALE                    $0
     4.  LOANS, LEASES & ACCEPT.
         a)  AMORTIZING                 $20,066    $1,959    $3,167    $8,826    $6,114        $0        $0
         b)  NON-AMORTIZING             $26,059    $9,598   $10,101    $3,559    $2,801        $0        $0
     5.  TOTAL INT BEARG. ASSETS        $72,069   $29,946   $22,490   $16,468    $8,915        $0        $0
     6.  LOAN LOSS PROVISION            ($1,146)
  II.  ALL OTHER ASSETS                  $2,718

  III. TOTAL ASSETS                     $79,392

  IV.  INTEREST-BEARING LIABILITIES
     1.  INTEREST-BEARING DEPOSITS
         a) NOW ACCOUNTS                 $4,866        $0    $3,406    $1,460        $0        $0        $0
         b) MMDA ACCOUNTS               $22,746        $0   $15,922    $6,824        $0        $0        $0
         c) SAVINGS                      $2,531        $0        $0    $1,772      $759        $0        $0
         d) TIME DEPOSITS               $19,367   $11,233    $7,660      $474        $0        $0        $0
     2.  FED FUNDS PURCH &                   $0        $0        $0        $0        $0        $0        $0
          SEC. SOLD FOR REPUR                $0        $0        $0        $0        $0        $0        $0
     3.  OTHER BORROWED FUNDS                $0
     4.  TOTAL INT-BEARING LIAB.        $49,510   $11,233   $26,988   $10,529      $759        $0        $0

  V.    NONINTEREST-BEARING LIAB.
     1.  DEMAND DEPOSITS                $20,812    $3,122   $11,447    $6,244
     2.  OTHER LIABILITIES                 $446

  VI.   TOTAL LIABILITIES               $70,768

  VII.  EQUITY CAPITAL                   $8,624

  VIII. NET OFF-BAL SHEET POSITION
        (SWAPS & FUTURES)
     1. AMORTIZING                           $0
     2. NON-AMORTIZING                       $0

  MEMORANDA (CMO'S AND MORTGAGE DERIVATIVES)
   HIGH RISK SECURITIES EVALUATED            $0
   HIGH RISK SEC. NOT EVALUATED              $0






                                                           INTEREST RATE RISK WEIGHTING CALCULATIONS
                                                                           (06/30/95)
 BALANCE SHEET SUMMARY                             REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT
   (FROM REPORTING SCHEDULE)

                                                    UP TO   >  3MO    > 1YR    > 3YR    >  7 YRS        OVER
                                         TOTAL      3 MO    <  1YR    < 3YR    < 7YR    < 15 YRS      15 YRS
  I.  TOTAL ASSETS (EXC.CASH & DUE)     $74,787
  2.    OTHER ASSETS &
           HIGH RISK SEC. EVALU          $2,718
  3.    TOTAL INT-BEARG ASSETS.         $72,069   $24,196   $22,490   $16,468    $8,915        $0        $0
  4.     AMORT ASSETS.                  $20,066    $1,959    $3,167    $8,826    $6,114        $0        $0
  5.     NON-AMORT ASSETS               $52,003   $22,237   $19,323    $7,642    $2,801        $0        $0
  6.     DEEP DISC ASSETS                    $0        $0        $0        $0        $0        $0        $0
  7.     HIGH RISK SEC. NOT EVALU            $0        $0        $0        $0        $0        $0        $0

  8.  TOTAL LIABILITIES                 $70,768
  9.    OTHER LIAB. & DDA               $21,258    $3,122   $11,447    $6,244        $0        $0        $0
 10.    INT-BEARG LIAB.                 $49,510   $11,233   $26,988   $10,529      $759        $0        $0

 11.  NET WORTH (GAP)                    $4,019    $9,841  ($15,945)    ($305)   $8,156        $0        $0

 12.  OFF BAL SHEET POSITIONS
 13.    AMORT OBS ITEMS:                     $0        $0        $0        $0        $0        $0        $0
 14.    NON-AMORT OBS ITEMS                $907        $0      $907        $0        $0        $0        $0

                                                                        IRR WEIGHTS

 15.        AMORTIZING ASSETS:                      0.08%     0.30%     0.80%     2.00%     3.20%     4.30%
 16.        NON-AMORTIZING ASSETS                   0.12%     0.55%     1.75%     3.85%     6.60%     8.90%
 17.        DEEP DISCOUNT ASSETS:                   0.12%     0.60%     1.90%     4.75%    10.50%    21.40%
 18.        LIABILITIES:                            0.12%     0.55%     1.80%     4.10%     7.50%    11.40%

                                                                     WEIGHTED POSITIONS

 19.     WEIGHTED AMORT. ASSETS         $203.96     $1.57     $9.50    $70.61   $122.28     $0.00     $0.00
 20.     WEIGHTED NON-AMORT. ASSETS     $374.53    $26.68   $106.28   $133.74   $107.84     $0.00     $0.00
 21.     WEIGHTED DEEP DISC. ASSETS       $0.00     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00
 22.     WEIGHTED HIGH RISK SEC           $0.00     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00
 23. TOTAL RISK WEIGHTED ASSETS:        $578.49    $28.25   $115.78   $204.34   $230.12     $0.00     $0.00
 24. TOTAL RISK WEIGHTED LIABILITIES    $382.57    $13.48   $148.44   $189.53    $31.13     $0.00     $0.00
 25. RISK WEIGHTED OFF-BAL SHEET          $2.72     $0.00     $2.72     $0.00     $0.00     $0.00     $0.00
 26. HIGH RISK SEC EVALUATED              $0.00     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00
 27.     NET RISK WEIGHTED POSITION     $198.64    $14.77   ($29.94)   $14.82   $198.99     $0.00     $0.00

                                                                       IRR MEASUREMENT

 NET RISK WEIGHTED POSITION AS A PERCENT OF ASSETS     =      0.27%          =       LEVEL OF IRR

    PROPOSED REGULATION F                                =    1.00%          =       PROPOSED TARGET



      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      ____________ __________ ___ ________ __ _________

             CONDITION AND RESULTS OF OPERATIONS
             _________ ___ _______ __ __________

          FOR THE SIX MONTHS ENDED JUNE 30, 1995
          ___ ___ ___ ______ _____ ____ ___ ____


The registrant is a bank holding company whose only operating subsidiary is Summit Bank. The following discussion primarily concerns the financial condition and results of operations of the Holding Company ("Company") on a consolidated basis including the subsidiary bank. All adjustments made in the compilation of this information are of a normal recurring nature.


FINANCIAL CONDITION
_________ _________

Liquidity Management
_________ __________

The consolidated loan-to-deposit ratio at June 30, 1995 was 66.9% which was a decrease from 74.5% for the same period in 1994. The average loan-to-deposit ratio for the second quarter of 1995 was 68.8%, down from 74.7% for the same period last year. This decrease was caused by a slight increase of $153,000 in average total deposits in 1995 versus 1994, centered in demand and time deposits, and a $4,439,000 decrease in average outstanding loans, centered in real estate construction and consumer lines of credit. Management continues to seek the acquisition of quality credits. Some of the deposit decline was directly related to customers investing in the mutual fund market.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, short term securities and federal funds sold totaled $31,695,000 on June 30, 1995. This amount represented 46.1% of total deposits in comparison to the liquidity ratio of 36.7% as of June 30, 1994. This increase is primarily the result of a decrease in loan demand. It is management's belief that the current liquidity level is appropriate given current economic conditions and is sufficient to meet current needs.

The Company is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Company.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.


                    Investment Comparative
                    ______________________


                     6-30-94   %  12-31-94   %   6-30-95   %
                     _______   _  ________   _   _______   _

Fed Funds Sold       $ 7,000  35%  $ 3,500  17%  $ 8,200  32%
Interest bearing
 Deposits              9,818  49%    7,039  34%    7,832  30%
Securities             3,158  16%   10,325  49%    9,912  38%
                     _______ ____  _______ ____  _______ ____
                     $19,976 100%  $20,864 100%  $25,944 100%
                     ======= ===   ======= ===   ======= ===

Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on June 30, 1995 were comprised of $8,577,000 in short term U.S. Gov't bills and $1,335,000 school district tax anticipation revenue notes used to fund annual school district budgets. Securities held on June 30, 1994 were composed of $3,153,000 in short term U.S. Gov't bills, and a $5,000 industrial bond.

Changes in Financial Position
_______ __ _________ ________

As of June 30, 1995, deposits increased $877,000 from year end 1994 while at the same time loans outstanding decreased $1,653,000. Total deposits as of June 30, 1995 were $68,739,000, a increase of 3% from $66,913,000 as of June 30,
1994. Total loans  as of June  30,  1995  were  $45,970,000,  a decrease of 8% from $49,861,000 as of June 30, 1994. The increase in the deposit categories was mentioned previously under "Liquidity Management."

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.


                     Deposit Comparative
                     _______ ___________


                     6-30-94   %  12-31-94   %   6-30-95   %
                     _______   _  ________   _   _______   _

Demand               $18,720  28%  $22,469  33%  $20,812  30%
Savings                3,319   5%    3,109   5%    2,531   4%
Interest bearing
 transactions accts   30,049  45%   28,815  42%   27,589  40%
Other Time            14,825  22%   13,469  20%   17,807  26%
                     _______ ____  _______ ____  _______ ____
                     $66,913 100%  $67,862 100%  $68,739 100%
                     ======= ===   ======= ===   ======= ===


The following table sets forth the amount of loans outstanding by each category and the percent of total loans outstanding at the dates specified.

                       Loan Comparative
                       ____ ___________

                     6-30-94   %  12-31-94   %   6-30-95   %
                     _______   _  ________   _   _______   _

Commercial           $30,350  60%  $30,355  63%  $29,490  64%
Real estate-const.     6,832  14%    5,822  12%    5,665  12%
Real estate-other      5,418  11     4,873  10%    5,034  11%
Installment/Other      7,102  14%    6,450  14%    5,694  12%
Equip. lease             159   1%      123   1%       87   1%
                     _______ ____  _______ ____  _______ ____
                     $49,861 100%  $47,623 100%  $45,970 100%
                     ======= ===   ======= ===   ======= ===


Non-Performing Assets
______________ ______

The following table provides information with respect to the subsidiary Bank's past due loans and components for non-performing assets at the dates indicated.


                                  Non-Performing Assets
                                  _____________________
                                     (000.00 Omitted)
                                6-30-94  12-31-94  6-30-95
                                _______  ________  _______

Loans 90 days or more past
 due & still accruing            $    6    $  207   $  277
Non-accrual loans                 1,933       572      464
Other real estate owned           1,440     2,866    1,302
                                 ______    ______   ______
   Total non-performing assets   $3,379    $3,645   $2,043
                                 ======    ======   ======

Non-performing assets to
  period end loans plus
  other real estate owned          6.59%     7.22%    4.32%

Allowance to non-performing
  loans                              45%      120%     154%

Allowance to non-performing
  assets                             26%       26%      56%


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

The decrease in non-performing assets from 6-30-94 to 6-30-95 is due primarily to a decrease OF $1,469,000 in non-accrual loans. The remaining $466,000 in non-accrual status represents loans to 3 borrowers. One borrower's loan totaling $340,000 is secured by a single family home and no loss is anticipated. The remaining $126,000 is composed of 2 loans of which $40,000 is anticipated to be a loss.

The amount in Other Real Estate Owned represents 3 parcels of partially improved land. The Bank is actively marketing these parcels and no loss is anticipated at this time.

Capital Position
_______ ________

As of June 30, 1995, Shareholders' Equity was $10,883,000. This represents an increase of $898,000, or 9.0% over June 30, 1994. Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $2,050,000 of its stock. As of June 30, 1995, the Company's has repurchased a total of 150,288 shares of Company stock constituting 28.0% of the Company's original stock prior to the repurchase program, at a total cost of $2,031,000, or an average price per share of $13.51. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders. The program has not affected the Company's liquidity or capital positions or its ability to operate as the Company's capital growth has exceeded its asset growth. In addition, the Company's subsidiary Bank remains more than well capitalized under current regulations.

On March 14, 1989, the Board of Directors of the Federal Deposit Insurance Corporation approved a Statement of Policy on Risk-Based Capital which became effective December 31, 1990. Under this statement banks are required to meet certain capital standards in addition to leverage standards as previously outlined under FDIC Rules and Regulations. The Bank does not foresee any material or significant impact to its manner of operation in the foreseeable future. Total qualifying capital allowable under risk-based capital guidelines for the subsidiary bank is $9,163,000. The following table shows the risk-based capital ratios and the leverage ratios for 1995 as well as the minimum regulatory requirements as of June 30, 1995:


                                           Minimum
                   Capital Ratio    Regulatory Requirement

Tier 1 Capital        14.92%                4.00%
Total Capital         15.85%                8.00%
Leverage Ratio        11.17%                3.00%


The Company is not aware of any current recommendations by the regulatory authorities which if they were implemented would have a material effect on the Company.


RESULTS OF OPERATIONS
_______ __ __________

Net Interest Income
___ ________ ______

Total interest income including loan fees increased from $2,371,000 for the first six months of 1994 to $2,713,000 for the same period in 1995. This increase was due to an average increase in the prime lending rate of approximately 2.46% over the same period last year. Although average loans outstanding decreased $4,439,000 from June 30, 1994 to June 30, 1995, the yield on loans increased 2.40% over the same period last year. Loan fees showed a decrease of $26,000 over the same period last year primarily reflective of the decrease in good quality loan demand. Average outstanding investments increased $6,190,496 for the first six months of this year versus the same period last year, primarily due to the decline in average loans outstanding. The yield on investments showed a increase of 2.18% primarily related to an increase in investment rates brought about by an increase in the prime lending rate. Interest expense increased from $540,000 as of the end of the first six months of 1994 to $681,000 in 1995. Although the average outstanding interest-bearing deposit accounts decreased $715,000 during the first half of 1995 versus the same period last year, the average cost of funds for the period ending June 30, 1995 was .62% more than the same period last year. As a result of these factors, net interest income for the first six months of 1995 increased 26.1% over the same period last year.

For the second quarter, total interest income increased from $1,241,000 in 1994 to $1,370,000 for the same period in 1995.
The average loans for the 1995 period showed a decrease of $4,657,000 from the same period last year. However, the average prime rate during the second quarter was 2.12% greater than the same period last year which caused the yield on loans in the second quarter of 1995 to be approximately 2.12% greater than 1994. Loan fees showed a decrease of $17,000 over the same period last year primarily reflective of the decrease in good quality credit demand. Following the trend in the prime lending rate, the investment portfolio showed a increase of 2.00% in its yield. For the second quarter of 1995 interest expense increased to $371,000 from $281,000 as of the end of second quarter of 1994.

Although average outstanding interest-bearing deposit accounts increased $186,000 during the second quarter versus the same period last year, the average cost of funds for the second quarter of 1995 was .73% more than the same period last year. As a result of these factors, net interest income for the second quarter of 1995 increased 19.9% over the same period last year.

Other Operating Income
_____ _________ ______

Service charges on deposit accounts as of the end of the first half of 1995 increased to $192,000 versus $175,000 for the same period in 1994 and was centered in service charges related to return check and overdraft charges which increased $17,000. Other charges and fees decreased $194,000 primarily due to a gain on sale of an OREO of $187,000 in 1994. However, Mastercard/VISA merchant card income increased $15,000 but collection fees declined $4,000.

Service charges on deposit accounts for the second quarter of 1995 increased $4,000 over the same period last year and was primarily centered in return check charges and overdraft fees. Other charges and fees decreased $7,000 primarily due to a $5,000 decrease in letter of credit fees.

Loan Loss Provision
____ ____ _________

The increase in loan loss provision was primarily due to offset any effects of a possible recession in California.

The allowance for loan losses is maintained at a level that management of Company considers to be adequate for losses that can be reasonably anticipated. The allowance is increased by charges to operating expenses and reduced by net-charge-offs. The level of the allowance for loan losses is based on management's evaluation of potential losses in the loan portfolio, as well as prevailing and anticipated economic conditions.

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

The balance in the allowance for loan losses at June 30, 1995 was $1,146,000 or 2.49% of total loans compared to $866,000 or 1.74% at June 30, 1994.

Other Operating Expenses
_____ _________ ________

Total other operating expenses increased $195,000 as of the end of the first half of 1995 compared to the same period last year. Total salary expense increased $56,000 and is primarily related to an incentive program based on growth goals. Foreclosure and OREO expense increased $73,000 and was directly related to the maintenance of properties held in the OREO account. Legal fees increased $24,000 and was directly related to the collection of loans. Consulting fees increased $33,000 and was related to the utilization of an outside firm to assist in the acquisition of SBA loans. Occupancy expense increased $11,000 and was due to rent increases.

For the second quarter 1995 operating expenses increased
$83,000 compared to the same period last year and was centered in items previously mentioned above.

Provision for Income Taxes
_________ ___ ______ _____

The Company's provision for income taxes as of the end of the first half of 1995 increased from $307,000 in 1994 to $382,000. This increase was primarily related to the growth in income, partially offset by tax exempt municipal bonds. For the first half of 1995 the Company's total effective tax rate was 40.3% compared to 41.3% in 1994.

For the second quarter 1995 the provision for income taxes increased $44,000 compared to the second quarter of 1994. This increase was related to the items mentioned above. The Company's total effective tax rate was 40.2% for the second quarter of 1995 versus 41.3% for the same period last year.

Net Income
___ ______

Net income for the first half of 1995 increased from $435,127 for the same period in 1994 to $565,563, or an increase of 30.0%. Second quarter net income increased 34.8% over the same period last year.

                           PART II  -  OTHER INFORMATION
                           ____ __     _____ ___________


        ITEM 1 - LEGAL PROCEEDINGS
                 _________________
                 No material developments from those which were reported in the 10-K dated March 22, 1995 for the year ended December 31, 1994.

        ITEM 2 - CHANGE IN SECURITIES
                 ____________________
                 None

        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
                 _______________________________
                 None

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 __________ __ _______ __ _ ____ __ ________ _______
                 Annual Meeting minutes attached (Exhibit #1).
                 Meeting held April 19, 1995

        ITEM 5 - OTHER INFORMATION
                 _____ ___________
                 None

        ITEM 6 - REPORTS ON FORM 8-K
                 _______ __ ____ ___
                 No reports on Form 8-K have been filed by the registrant during the second quarter of 1995 for which this report is filed.

        SIGNATURES
        __________


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SUMMIT BANCSHARES, INC.
                                           Registrant



        DATE: August 11, 1995              By: /s/ Shirley W. Nelson
              _______________                  __________________________
                                               Shirley W. Nelson
                                               Chairman and
                                               Chief Executive Officer



        DATE: August 10, 1995              By: /s/ Kikuo Nakahara
              _______________                  ___________________________
                                               Kikuo Nakahara
                                               Chief Financial Officer

                MINUTES OF AN ANNUAL MEETING OF
           THE SHAREHOLDERS OF SUMMIT BANCSHARES, INC.

                         APRIL 19, 1995
     _______________________________________________________



A meeting of the Shareholders of Summit Bancshares, Inc. was conducted on April 19, 1995, in the board room of Summit Bank at 2969 Broadway, Oakland, California.

                             PRESENT
                             _______


              DIRECTORS                         STAFF
              _______________________________________

          Jerrald R. Goldman, M.D.           Denise Dodini
          George H. Hollidge                 C. Michael Ziemann
          Kikuo Nakahara                     Frances R. Darnley
          Shirley W. Nelson
          Thomas H. State
          Barbara J. Williams

                             GUESTS
                             ______

                    Mark Anderson, Shareholder
                    Warren Mooney, Shareholder
                    Jeffrey P. Hank, Arthur Andersen & Co.
                    Stephen M. Kass, Legal Counsel
                    Joseph W. Thatcher, First Interstate Bank


The meeting was called to order by Shirley W. Nelson, Chairman of the Board, at 5:00 p.m. The Chairman asked George H. Hollidge,
Corporate Secretary, to present proof of the due calling of the meeting.

Secretary Hollidge presented a copy of the printed Notice of Annual Meeting of Shareholders dated March 22, 1995, stating the meeting's time, place and purpose. The Secretary suggested that the reading of the notice be dispensed unless there was a request to do so. No request was made. He then stated if any of the Shareholders present had an objection to the contents of the notice or the manner in which the notice was served, such objection should be stated or it would be deemed waived.
No objection was voiced.

Summit Bancshares, Inc.
Annual Meeting of Shareholders
April 19, 1995
Page 2

Second, the Secretary presented a complete list certified by First Interstate Bank, the stock transfer agent for the Company, of the holders of the common stock of the Company as of the close of business on February 28, 1995, the record date fixed by the Board of Directors for Shareholders entitled to notice of and to vote at this meeting. This list, which was kept open to the inspection of Shareholders throughout the meeting, showed that at the close of business on February 28, 1995, there were 425,559 common shares of the Company issued and outstanding.

Third, the declaration of Joseph W. Thatcher, an employee of First Interstate Bank, showing that he caused to be mailed on March 22, 1995, to each of the Shareholders of Record, a copy of the Notice of Annual Meeting of Shareholders.

Chairman Nelson directed Secretary Hollidge to incorporate a copy of the notice of meeting, together with the declaration of mailing of the notice in the Minute Book of the Company as a part of the Minutes of this meeting. The Chairman stated that the Minute Book would be kept open to the inspection of Shareholders throughout the meeting.

Mr. Joseph Thatcher of First Interstate Bank, who was appointed by the Board of Directors as the Inspector of Elections for this meeting, was introduced by the Chairman. The Inspector has duly taken his oath of office in writing. The Chairman directed that it be filed with the minutes of the meeting and that the Inspector make a poll of the shares represented at the meeting in person or by proxy.

Mr. Thatcher reported that there were represented in person or by proxy 322,475 common shares of the Company for a total percentage of shares of the Company present, in person or by proxy of 75.777%.

Chairman Nelson stated that based upon these numbers a quorum was present, the meeting was declared lawful and properly convened and competent to proceed to the transaction of the business as stated in the notice.

Ms. Nelson described the items on the agenda for the meeting and discussed voting procedures.

Item 1 pertains to election of Directors to serve until the 1996
Annual Meeting or until their successors and elected and qualified. Those seven (7) nominees who receive the highest number of votes will be those elected.

Summit Bancshares, Inc.
Annual Meeting of Shareholders
April 19, 1995
Page 3


Item 2 involves the ratification of the selection of Arthur
Andersen LLP to audit the financial statement of the Company for the fiscal year 1995.

Chairman Nelson explained that, in addition, the Shareholders may consider such other business as may properly come before the Annual Meeting and any adjournment or adjournments thereof. The meeting will take up the agenda items in the order described. Any Shareholder voting in person at the meeting has been provided a ballot which may be used to vote on these items and will be given time to mark the ballot after each item is discussed. The number of shares which are to be voted on each matter should be marked in the appropriate space.

The Chairman then moved to Item 1, the election of Directors. The Board of Directors nominates the following persons to the office of Directors of the Company to serve until the 1996 Annual Meeting of Shareholders and until their successors are elected and qualified:
Jerrald R. Goldman, M.D.; George H. Hollidge; Thomas F. Louderback; Kikuo Nakahara; Shirley W. Nelson; Thomas H. State and Barbara J. Williams. The Secretary announced that there were no further nominees, and accordingly nominations were declared closed. The Chairman requested that the shareholders voting in person mark their ballots and hold the same pending later matters to be voted.

Next on the agenda was Item 2, the ratification of the selection of Arthur Andersen LLP to audit the financial statement of the Company for the fiscal year 1995. The following resolution was proposed by the Secretary:

"RESOLVED that the appointment of the accounting firm of Arthur
Andersen LLP as the independent auditors for the Company for the fiscal year ending December 31, 1995, be approved and ratified."

The resolution was moved by Mr. Nakahara and seconded by Ms.
Williams.  The Chairman asked if there was any discussion.
Hearing none, the discussion was closed.

The Chairman thereupon inquired whether there was any further business to come before the meeting. Hearing none, she then asked
Mr. Thatcher to collect the ballots of any Shareholders and tally them.

Summit Bancshares, Inc.
Annual Meeting of Shareholders
April 19, 1995
Page 4



Mr. Ziemann gave a financial and operating overview of the Company. Summit Bancshares, Inc. realized a 7.2% increase in income in 1994. Per share earnings increased to $2.09 in 1994 compared to $1.97 in 1993. Return on assets was 1.3%, and return on equity was 9.43% for the year. That compares favorably with an ROA of 1.1% and a 9.4% ROE in the previous year. We experienced a decrease in our loan portfolio last year which affected some of our interest income. This year we have embarked on an aggressive business development program, assigning specific goals not only to the three branches but also to our individual officers. Those goals and monitoring steps are in place and are reviewed weekly. Income is up 25% for the first quarter of this year, and we have seen a slight increase in assets to approximately $79 million, about 4%. First quarter earnings were $271,000 versus $2 17,000 last year. We anticipate good results from our business development program.

Next, the Inspector of Elections reported to the persons present. The seven (7) highest number of votes of the common shares of the Company for the office of Director were as follows: Jerrald R. Goldman, M.D.; George H. Hollidge; Thomas F. Louderback; Kikuo Nakahara; Shirley W. Nelson; Thomas H. State and Barbara J. Williams. These individuals are hereby declared elected to serve as Directors of the Company for the following year.

In addition, the holders of 318,205 common shares of the Company voted to approve Item 2, the appointment of Arthur Andersen LLP as auditors of this Company for the fiscal year ending December 31, 1995.

The Chairman announced that the Report of the Inspector of Elections was approved and ordered appended to the minutes of this meeting.

Summit Bancshares, Inc.
Annual Meeting of Shareholders
April 19, 1995
Page 5

There being no other business to come before the meeting, the Chairman asked for a motion to adjourn. Mr. Nakahara moved the meeting be adjourned, and Mr. Hollidge seconded the motion. Hearing no objection, the meeting was adjourned at 5:12 p.m.


                    Respectfully submitted:



                    /s/ Frances R. Darnley
                    _____________________________
                    Frances R. Darnley
                    Assistant Corporate Secretary



Attested:                             Attested:



/s/ George H. Hollidge                /s/ Shirley W. Nelson
______________________                _____________________
George H. Hollidge                    Shirley W. Nelson
Corporate Secretary                   Chairman of the Board


                              WEIGHTED AVERAGE SHARES
                         Three Months Ended June 30, 1995

                                                            PRIMARY        FULLY
                                                            _______        _____

        A.  Common Stock                                   425,486       425,486

            427,485  12-31-94  (Bal. Fwd.)
            427,485  to 01-23-95  22 days  =     9,404,670
            426,109  to 01-31-95   8 days  =     3,408,872
            425,559  to 03-06-95  34 days  =    14,469,006
            425,449  to 04-14-95  39 days  =    16,592,511
            425,009  to 06-14-94  61 days  =    25,925,549
            424,259  to 06-30-95  17 days  =     7,212,403

                                 181 days  =    77,044,211

        Average shares outstanding for period =    425,659



        B.  Stock Options

            12-31-94 year end price         $21.00
             6-30-95 quarter end            $22.00
            12-31-94 end of quarter average $22.125 (22.75 - 21.50)

            Fully    $22.13 end of quarter average
            Primary  $21.50 year end to end of quarter
                               (21.00_+_22.00)
                               _______________
                                      2

            MARKET  PRICES
            @ 3-31-95    21.00
            @ 6-30-95    22.00
            @ 9-30-95                AVERAGE $21.50
            @ 12-31-95

                    (21.00_+22.00_+  .   _+_  .  )
                    ______________________________
                                  4.00


               Options - Fully                              29,987
               _______   _____


       MZ       1,100 X (22.13_-_12.27)  =   490
                        _______________
                             22.13

       FD         550 X (22.13_-_12.27)  =   245
                        _______________
                             22.13

       SN       8,250 X (22.13_-_10.45)  = 4,354
                        _______________
                             22.13



       MZ       1,000 X (22.13_-_10.00)  =   548
                        _______________
                             22.13

       SN      10,000 X (22.13_-_10.00)  = 5,481
                        _______________
                             22.13

       SN      15,689 X (22.13_-_10.00)    8,600
                        _______________
                             22.13

       SN       8,333 X (22.13_-_12.00)  = 3,814
                        _______________
                             22.13

       MZ       2,900 X (22.13 -_13.50)  = 1,131
                        _______________
                             22.13

       TW         400 X (22.13_-_12.25)  =   179
                        _______________
                             22.13

       SN         978 X (22.13_-_13.25)  =   392
                        _______________
                             22.13

       DD       2,500 X (22.13_-_13.00)  = 1,031
                        _______________
                             22.13

       MZ       1,045 X (22.13_-_13.00)  =   431
                        _______________
                             22.13

       FD       1,950 X (22.13_-_13.00)  =   804
                        _______________
                             22.13

       AC         400 X (22.13_-_13.00)  =   165
                        _______________
                             22.13

       TW       1,500 X (22.13_-_13.00)  =   619
                        _______________
                             22.13

       SN       4,000 X (22.13_-_17.75)  =   792
                        _______________
                             22.13

       MZ       2,000 X (22.13_-_17.75)  =   396
                        _______________
                             22.13

       DD       1,000 X (22.13_-_17.75)  =   198
                        _______________
                             22.13

       TW       1,000 X (22.13_-_17.75)  =   198
                        _______________
                             22.13

       FD         500 X (22.13_-_17.75)  =    99
                        _______________
                             22.13

       AC         100 X (22.13_-_17.75)  =    20
                        _______________
                             22.13


               Options - Primary                                          28,954
               _______   _______


       MZ       1,100 X (21.50_-_12.27)  =   472
                        _______________
                             21.50

       FD         550 X (21.50_-_12.27)  =   236
                        _______________
                             21.50

       SN       8,250 X (21.50_-_10.45)  = 4,240
                        _______________
                             21.50


       MZ       1,000 X (21.50_-_10.00)  =   535
                        _______________
                             21.50

       SN      10,000 X (21.50_-_10.00)  = 5,349
                        _______________
                             21.50

       SN      15,689 X (21.50_-_10.00)  = 8,392
                        _______________
                             21.50

       SN       8,333 X (21.50_-_12.00)  = 3,682
                        _______________
                             21.50

       MZ       2,900 X (21.50_-_13.50)  = 1,079
                        _______________
                             21.50

       TW         400 X (21.50_-_12.25)  =   172
                        _______________
                             21.50

       SN         978 X (21.50_-_13.25)  =   375
                        _______________
                             21.50

       DD       2,500 X (21.50_-_13.00)  =   988
                        _______________
                             21.50

       MZ       1,045 X (21.50_-_13.00)  =   413
                        _______________
                             21.50

       FD       1,950 X (21.50_-_13.00)  =   771
                        _______________
                             21.50

       AC         400 X (21.50_-_13.00)  =   158
                        _______________
                             21.50

       TW       1,500 X (21.50_-_13.00)  =   593
                        _______________
                             21.50

       SN       4,000 X (21.50_-_17.75)  =   698
                        _______________
                             21.50



       MZ       2,000 X (21.50_-_17.75)  =   349
                        _______________
                             21.50

       DD       1,000 X (21.50_-_17.75)  =   174
                        _______________
                             21.50

       TW       1,000 X (21.50_-_17.75)  =   174
                        _______________
                             21.50

       FD         500 X (21.50_-_17.75)  =    87
                        _______________
                             21.50


       AC         100 X (21.50_-_17.75)  =    17
                        _______________
                             21.50

       TOTAL SHARES 2ND QUARTER                            455,473       454,440
                                                           =======       =======

       TOTAL SHARES YEAR END                               =======       =======

       NET INCOME 2ND QUARTER                             $293,975      $293,975
                                                           =======       =======

       NET INCOME YTD                                     $565,563      $565,563
                                                           =======       =======

       EARNINGS PER SHARE 2ND QTR                           $ .65         $ .65
                                                           =======       =======

       EARNINGS PER SHARE YTD                               $1.24         $1.24
                                                           =======       =======
