Form 10-Q
period 1995-09-30
SUMMIT BANCSHARES INC/CA
filed 1995-11-14
CIK 353203

                            SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D. C.   20549

                                         FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                            THE SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED:          SEPTEMBER 30, 1995

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

                             YES    X       NO
                                 _______       _______

            The number of shares outstanding of the registrant's common stock was:

                        424,259 shares of no par value common stock
                              issued as of September 30, 1995

                              PART I - FINANCIAL INFORMATION
                              ____ _   _________ ___________


            ITEM 1                                                       PAGE

               SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS
               ______ ___________ ____ ___ __________ _________ __________

                      Consolidated Balance Sheets ......................  3

                      Consolidated Statements of Income ................  4-5

                      Consolidated Statements of Changes in

                         Shareholders' Equity ..........................  6

                      Consolidated Statement of Cash Flows .............  7-8

                      Notes to Financial Statements.....................  9-10

                      Interest Rate Risk Reporting Schedule.............  11-12


            ITEM 2

                       Management's Discussion and Analysis of Financial

                         Condition and Results of Operations ...........  14-20



                              PART II - OTHER INFORMATION
                              ____ __ _____ ___________

            ITEMS 1-6 ..................................................  21



                     SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                     ______ ___________ ____ ___ __________

                           CONSOLIDATED BALANCE SHEETS
                           ____________ _______ ______

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                    _________ ___ ____ ___ ________ ___ ____
                                   (Unaudited)

                                               (Stated in Thousands)
ASSETS                                       9-30-95         12-31-94
______                                      ________         ________

Cash and Due from Banks                     $  6,809         $  5,746
Federal Funds Sold                             8,300            3,500
                                            ________         ________
  Cash and Cash Equivalents                   15,109            9,246
Interest-bearing Deposits with
  Other Financial Institutions                10,110            7,039
Investment Securities (Held to                 7,930           10,325
   Maturity.  Market Value of $8,028
   at September 30, 1995 and $10,219
   at December 31, 1994)
Loans                                         49,113           47,623
  Less:  Allowance for Loan Losses            (1,272)            (932)
                                            ________         ________
Net Loans                                     47,841           46,691
Premises and Equipment, net                      864              849
Other Real Estate Owned                        1,303            2,866
Interest Receivable and Other Assets           1,666            1,585
                                            ________         ________
TOTAL ASSETS                                $ 84,823         $ 78,601
                                            ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
___________ ___ _____________ ______

Deposits:
  Demand                                    $ 22,306         $ 22,469
  Savings                                      2,533            3,109
  Interest-bearing Transaction
    Accounts                                  29,467           28,815
  Other Time                                  18,718           13,469
                                            ________         ________
Total Deposits                                73,024           67,862
Interest Payable and Other
  Liabilities                                    600              245
                                            ________         ________
TOTAL LIABILITIES                             73,624           68,107
                                            ________         ________

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value:
  2,000,000 shares authorized, no
  shares outstanding                            ---              ---
Common Stock, no par value;
  3,000,000 shares authorized;
  427,485 shares issued and
  outstanding at 12-31-94
  and 424,259 at 9-30-95                       3,767            3,838
Retained Earnings                              7,432            6,656
                                            ________         ________
TOTAL SHAREHOLDERS' EQUITY                    11,199           10,494
                                            ________         ________

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                      $ 84,823         $ 78,601
                                            ========         ========


                            SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                            ______ ___________ ____ ___ __________

                           CONSOLIDATED STATEMENTS OF INCOME FOR THE
                           ____________ __________ __ ______ ___ ___

                     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                     _____ ___ ____ ______ _____ _________ ___ ____ ___ ____


                                                          THREE       THREE       NINE       NINE
                                                          MONTHS      MONTHS      MONTHS     MONTHS
                                                          ENDED       ENDED       ENDED      ENDED

                                                         9-30-95      9-30-94     9-30-95    9-30-94
                                                         _______      _______     _______    _______

Interest Income:
  Interest and Fees on Loans                          $1,402,669   $1,302,460   $4,115,584   $3,674,113
  Interest on Investment Sec.                            135,385       69,432      438,115       94,597
  Interest on Federal Funds Sold                         128,936       57,234      274,402       93,218
  Interest on Time Deposits with
    Other Financial Institutions                         142,783       93,039      341,316      325,313
                                                      __________   __________   __________   __________

TOTAL INTEREST INCOME                                  1,809,773    1,522,165    5,169,417    4,187,241

Interest Expense:
  Interest on Deposits                                   427,859      295,967    1,108,663      836,176
                                                      __________   __________   __________   __________

TOTAL INTEREST EXPENSE                                   427,859      295,967    1,108,663      836,176
                                                      __________   __________   __________   __________

NET INTEREST INCOME                                    1,381,914    1,226,198    4,060,754    3,351,065

Provision for Loan Losses                                125,000      190,000      415,000      505,000
                                                      __________   __________   __________   __________

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                              1,256,914    1,036,198    3,645,754    2,846,065
                                                      __________   __________   __________   __________

Other Operating Income:
  Service Charges on Deposit Accts                        90,878       90,992      282,867      266,680
  Other                                                   42,602       35,502      127,780      314,047
                                                      __________   __________   __________   __________

TOTAL OTHER OPERATING INCOME                             133,480      125,494      410,647      580,727
                                                      __________   __________   __________   __________

Other Operating Expenses:
  Salaries and Employee Benefits                         471,531      412,617    1,344,201    1,229,337
  Occupancy Expense                                       92,918       90,348      273,999      260,774
  Furniture and Equipment Expense                         23,120       32,485       72,632      102,904
  Other                                                  253,161      270,744      868,482      736,541
                                                      __________   __________   __________   __________

TOTAL OTHER OPERATING EXPENSE                            840,730      806,194    2,559,314    2,329,556
                                                      __________   __________   __________   __________


INCOME BEFORE INCOME TAXES                               549,664      355,498    1,497,087    1,097,236

Provision for Income Taxes                               233,422      150,288      615,282      456,899
                                                      __________   __________   __________   __________

NET INCOME                                            $  316,242   $  205,210   $  881,805   $  640,337
                                                      ==========   ==========   ==========   ==========


                                       THREE       THREE      NINE        NINE
                                       MONTHS      MONTHS     MONTHS      MONTHS
                                       ENDED       ENDED      ENDED       ENDED


                                      9-30-95     9-30-94    9-30-95     9-30-94
                                     ________    ________   ________    ________

  NET INCOME APPLICABLE TO
    COMMON STOCK                     $316,242    $205,210   $881,805    $640,337
                                     ________    ________   ________    ________

  FULLY DILUTED EARNINGS:

    Weighted Average Shares
        Outstanding:                  456,224     433,109    457,038     432,950


  PRIMARY EARNINGS PER SHARE         $   0.69    $   0.47   $   1.93    $   1.48
                                     ________    ________   ________    ________




                         SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                         ______ ___________ ____ ___ __________

                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                ____________ __________ __ _______ __ _____________ ______

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                  ___ ___ ____ ______ _____ _________ ___ ____ ___ ____

                                       (Unaudited)

                                          NUMBER
                                         OF SHARES      COMMON       RETAINED
                                        OUTSTANDING     STOCK        EARNINGS
                                        ___________     _____        ________


BALANCE AT DECEMBER 31, 1994             427,485    $ 3,837,684    $ 6,656,072

Purchase of Common Stock                  (3,226)       (70,246)          ---

Net Income for the Nine Months
  Ended September 30, 1995                  ---            ---         881,805

Payment of $.25 Cash Dividend
  For Holders of Record as of
  May 12, 1995 and Payable on
  June 9, 1995                              ---            ---        (106,252)
                                         _______    ___________    ___________

BALANCE AT SEPTEMBER 30, 1995            424,259    $ 3,767,438    $ 7,431,625
                                         =======    ===========    ===========

BALANCE AT DECEMBER 31, 1993             414,402    $ 3,674,959    $ 5,951,371

Issuance of Common Stock
 Through Exercise of Stock Options         2,600         28,863

Purchase of Common Stock                  (3,717)       (57,187)          ---

Net Income for the Nine Months
  Ended September 30, 1994                  ---            ---        640,337

Payment of $.25 Cash Dividend
  for Holders of Record as of
  August 6, 1994 and Payable on
  August 26, 1994                           ---            ---        (153,579)
                                         _______     __________     __________

BALANCE AT SEPTEMBER 30, 1994            413,285     $3,646,635     $6,438,129
                                         =======     ==========     ==========




                          SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                     STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED
                                    SEPTEMBER 30, 1995
                                        (Unaudited)

__________________________________________________________________________________________


CASH FLOWS FROM OPERATING ACTIVITIES:
        Interest received                                                    $  4,741,684
        Fees received                                                             799,792
        Interest paid                                                            (991,961)
        Cash paid to employees and suppliers                                   (2,349,817)
        Income taxes paid                                                        (791,654)
                                                                             ______________
           Net cash provided by operating activities                            1,408,044
                                                                             ______________
CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in time deposits with other
         financial institutions                                                (3,071,000)
      Maturity of investment securities                                         6,476,325
      Purchase of investment securities                                        (4,081,780)
      Net increase in loans made to customers                                  (1,483,221)
      Recoveries on loans previously charged off                                   10,639
      Capital expenditures                                                       (123,197)
                                                                             ______________
            Net cash used in investing activities                              (2,272,234)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net decrease in demand, interest bearing
         transaction and savings accounts                                         (83,851)
      Net increase in time deposits                                             5,248,906
      Increase in other miscellaneous assets                                    1,738,464
      Purchase of common stock                                                    (70,426)
      Dividends paid                                                             (106,252)
                                                                             _____________
         Net cash provided by financing activities                              6,726,841
         Net increase in cash and cash equivalents                              5,862,651
         Cash and cash equivalents at 12-31-94                                  9,246,342
                                                                             _____________
         Cash and cash equivalents at 9-30-95                                $ 15,108,993
                                                                             =============
Reconciliation of net income to net cash provided by operating activities:

Net Income                                                                   $    881,805

Adjustments to reconcile net income to cash provided
 by operating activities:
         Depreciation                                             107,961
         Provision for loan losses                                415,000
         Increase in accrued interest receivable                  (61,041)
         Increase in unearned loan fees                            22,453
         Increase in accrued interest payable                     116,702
         Increase in prepaid expenses                             (24,693)
         Increase in accounts payable                             126,229
         Increase in income tax payable                          (176,372)
                                                                 _________
           Total adjustments                                                      526,239
                                                                                  _______
Net cash provided by operating activities                                    $  1,408,044
                                                                             _____________





                     SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1994
                                   (Unaudited)
________________________________________________________________________________


CASH FLOWS FROM OPERATING ACTIVITIES:
      Interest received                                            $  3,687,118
      Fees received                                                     802,584
      Gain on sale of other real estate owned                           186,963
      Interest paid                                                    (817,575)
      Cash paid to employees and suppliers                           (2,162,348)
      IRS refund                                                             53
      Income taxes paid                                                (455,000)
                                                                    ____________
         Net cash provided by operating activities                    1,241,795
                                                                    ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in time deposits with other
         financial institutions                                       7,430,000
      Maturity of investment securities                               1,136,315
      Purchase of investment securities                              (8,585,280)
      Net decrease in loans made to customers                         1,115,607
      Carrying cost of foreclosed properties                           (138,354)
      Proceeds from sale of foreclosed properties                       265,666
      Recoveries on loans previously charged off                          3,130
      Capital expenditures                                              (25,921)
                                                                    ____________
         Net cash used in investing activities                        1,201,163
                                                                    ____________
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net decrease in demand, interest bearing
         transaction and savings accounts                              (606,829)
      Net decrease in time deposits                                  (1,291,246)
      Increase in other miscellaneous assets                           (704,980)
      Issuance of stock                                                  28,863
      Purchase of common stock                                          (57,187)
      Dividends paid                                                   (153,664)
                                                                   _____________
         Net cash provided by financing activities                   (2,785,043)
                                                                   _____________
         Net increase in cash and cash equivalents                     (342,085)
         Cash and cash equivalents at 12-31-93                       10,387,445
                                                                   _____________
         Cash and cash equivalents at 9-30-94                      $ 10,045,360
                                                                   =============
Reconciliation of net income to net cash provided by operating activities:

Net Income                                                         $    640,337

Adjustments to reconcile net income to cash provided
 by operating activities:
         Depreciation                                                   117,408
         Provision for loan losses                                      505,000
         Increase in accrued interest receivable                       (126,044)
         Increase in unearned loan fees                                  34,741
         Increase in accrued interest payable                            18,601
         Increase in prepaid expenses                                   (58,626)
         Increase in accounts payable                                   108,426
         Increase in income tax payable                                   1,952
                                                                       _________
           Total adjustments                                            601,458
                                                                      __________
Net cash provided by operating activities                          $  1,241,795
                                                                   _____________

                               NOTES TO FINANCIAL STATEMENTS
                               _____ __ _________ __________


         1.  CONSOLIDATED FINANCIAL STATEMENTS
             ____________ _________ __________

             In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1995 and the results of operations for the nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994.

             Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1994 Annual Report to Shareholders, which is incorporated by reference in the Company's 1994 annual report on Form 10-K. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

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

         3.  IMPAIRED LOANS AND TROUBLED DEBT RESTRUCTURING
             ________ _____ ___ ________ ____ _____________

             The Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -Income Recognition and Disclosures," as of January 1, 1995. SFAS No 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

             The Bank had previously measured the allowance for credit losses using the methods similar to those prescribed in SFAS No 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.

             As of September 30, 1995 the Bank's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No 114 are as follows:


                                                     1995
                                          ________________________
                                          Recorded       Valuation
                                          Investment     Allowance
                                          __________     _________
             Impaired Loans
             ______________
               Valuation allowance
                  required                  $265,000       $220,000
               No valuation allowance
                  required                   429,000              0
                                          __________     __________
               Total Impaired Loans         $694,000       $220,000
                                          ==========     ==========


            The valuation allowance is included in the allowance for loan losses on the balance sheet.

            The average recorded investment in impaired loans for the quarter ending September 30, 1995 was $441,000 while the average for the year was $604,000.

            Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The Bank did not recognize interest income on impaired loans for the first nine months of 1995.

            The allowance for loan losses is maintained at a level considered adequate to provide for estimated probable incurred losses resulting from loans and leases. The allowance is reviewed periodically, and as losses are incurred and the amounts become estimable, they are charged to operations in the periods that they become known.

            The activity in the allowance for loan losses was as follows:


                                                        September 30,
                                                       1995       1994
                                                    _____________________

               Allowance for loan losses-
                Balance at the beginning of year   $  931,878    $728,353
                Provision for credit losses           415,000     505,000
                Write downs                            85,397     346,552
                Recoveries                             10,629       3,130
                Transfers and others                        0           0
                                                   __________    ________
                Balance at September 30            $1,272,110    $889,931
                                                   ==========    ========

           INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

     The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended September 30, 1995. The table presents each major category of interest-earning assets and interest-bearing liabilities. In addition to illustrating the traditional GAP analysis, the table also provides an initial review of interest rate risk as defined in Section 305 of the Federal Deposit Insurance Corporation Improvement Act of 1992(FDICIA), Public Law 102-242. This section requires the federal banking agencies to revise their risk-based capital guidelines to ensure that those standards take adequate account of (1) interest rate risk,
(2) concentration of credit risk, and (3) the risks of nontraditional activities. The agencies have published a proposed policy statement implementing section 305 and establish reasonable transition rules to facilitate compliance with those regulations.

     An underlying principle of the proposal for incorporating interest rate risk (IRR) into risk-based capital guidelines is that a certain amount of IRR is inherent and appropriate in commercial banking. In addition, the proposal acknowledges that the level of IRR in banks is difficult to measure with a high degree of confidence. Finally, the approach takes into consideration the fact that, to date, IRR has not been a principal threat to the financial health of commercial banks. Accordingly, the proposal targets the identification of institutions with high or significant levels of risk. Institutions identified as having IRR exposure greater than a supervisor-determined threshold would be required to allocate additional capital to support their higher level of measured risk.

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



                                             INTEREST RATE RISK REPORTING SCHEDULE

REPORTING INSTITUTION:  SUMMIT BANK                                               REPORTING DATE:   09-30-95

                                   REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT
                                              ($000.00
                                               OMITTED) UP TO    > 3 MO    > 1 YR    > 3 YR    > 7  YR      OVER
                                               TOTAL    3 MO     < 1 YR    < 3 YR    < 7 YR    < 15 YR     15 YRS
  I.   INTEREST-BEARING ASSETS
         1.  CASH AND BALANCE DUE            $6,809    $6,809        $0        $0        $0        $0        $0
         2.  SECURITIES (INCL TRADING)
             a)  NON-AMORTIZING             $18,040    $6,841    $9,116    $2,083        $0        $0        $0
             b)  DEEP DISC COUPONS               $0
             c)  HIGH RISK MORT. SEC.            $0
         3.  FED FUNDS SOLD & SEC            $8,300    $8,300        $0        $0        $0        $0        $0
              SOLD FOR RESALE                    $0
         4.  LOANS, LEASES & ACCEPT.
             a)  AMORTIZING                 $17,990      $659    $4,729    $6,928    $5,674      $102        $0
             b)  NON-AMORTIZING             $30,923    $7,305   $14,362    $6,244    $3,012        $0        $0
         5.  TOTAL INT BEARG. ASSETS        $75,253   $23,105   $28,207   $15,255    $8,686      $102        $0
         6.  ALLOWANCE FOR LOAN LOSSES      ($1,272)
  II.  ALL OTHER ASSETS                      $3,229

  III. TOTAL ASSETS                         $84,019

  IV.  INTEREST-BEARING LIABILITIES
         1.  INTEREST-BEARING DEPOSITS
             a) NOW ACCOUNTS                 $5,395        $0    $3,777    $1,619        $0        $0        $0
             b) MMDA ACCOUNTS               $24,113        $0   $16,879    $7,234        $0        $0        $0
             c) SAVINGS                      $2,533        $0        $0    $1,773      $760        $0        $0
             d) TIME DEPOSITS               $20,179   $11,233    $7,660      $474        $0        $0        $0
         2.  FED FUNDS PURCH &                   $0        $0        $0        $0        $0        $0        $0
              SEC. SOLD FOR REPUR                $0        $0        $0        $0        $0        $0        $0
         3.  OTHER BORROWED FUNDS                $0
         4.  TOTAL INT-BEARING LIAB.        $52,220   $11,233   $28,316   $11,100      $760        $0        $0

  V.    NONINTEREST-BEARING LIAB.
         1.  DEMAND DEPOSITS                $22,306    $3,346   $12,268    $6,692
         2.  OTHER LIABILITIES                 $566

  VI.   TOTAL LIABILITIES                   $75,092

  VII.  EQUITY CAPITAL                       $8,927

  VIII. NET OFF-BAL SHEET POSITION
            (SWAPS & FUTURES)
         1. AMORTIZING                           $0
         2. NON-AMORTIZING                       $0

  MEMORANDA (CMO'S AND MORTGAGE DERIVATIVES)
   HIGH RISK SECURITIES EVALUATED                $0
   HIGH RISK SEC. NOT EVALUATED                  $0




                                                INTEREST RATE RISK WEIGHTING CALCULATIONS
                                                                  (09/30/95)
 BALANCE SHEET SUMMARY                REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT
   (FROM REPORTING SCHEDULE)

                                                     UP TO    > 3 MO    >1 YR     > 3YR    > 7 YRS     OVER
                                          TOTAL       3 MO   <= 1 YR   <=3 YR    <= 7YR   <=15 YRS    15 YRS
  I.  TOTAL ASSETS (EXC.CASH & DUE)     $78,482
  2.    OTHER ASSETS &
               HIGH RISK SEC. EVALU      $3,229
  3.    TOTAL INT-BEARG ASSETS.         $75,253   $23,105   $28,207   $15,255    $8,686      $102        $0
  4.     AMORT ASSETS.                  $17,990      $659    $4,729    $6,928    $5,674      $102        $0
  5.     NON-AMORT ASSETS               $57,263   $22,446   $23,478    $8,327    $3,012        $0        $0
  6.     DEEP DISC ASSETS                    $0        $0        $0        $0        $0        $0        $0
  7.     HIGH RISK SEC. NOT EVALU            $0        $0        $0        $0        $0        $0        $0

  8.  TOTAL LIABILITIES                 $74,280
  9.    OTHER LIAB. & DDA               $22,872    $3,346   $12,268    $6,692        $0        $0        $0
 10.    INT-BEARG LIAB.                 $51,408   $11,233   $28,316   $11,100      $760        $0        $0

 11.  NET WORTH (GAP)                    $4,202    $8,526  ($12,377)  ($2,536)   $7,926      $102        $0

 12.  OFF BAL SHEET POSITIONS
 13.    AMORT OBS ITEMS:                     $0        $0        $0        $0        $0        $0        $0
 14.    NON-AMORT OBS ITEMS                $907        $0      $907        $0        $0        $0        $0

                                                              IRR WEIGHTS

 15.        AMORTIZING ASSETS:                      0.08%     0.30%     0.80%     2.00%     3.20%     4.30%
 16.        NON-AMORTIZING ASSETS                   0.12%     0.55%     1.75%     3.85%     6.60%     8.90%
 17.        DEEP DISCOUNT ASSETS:                   0.12%     0.60%     1.90%     4.75%    10.50%    21.40%
 18.        LIABILITIES:                            0.12%     0.55%     1.80%     4.10%     7.50%    11.40%

                                                         WEIGHTED POSITIONS

 19.     WEIGHTED AMORT. ASSETS         $186.88     $0.53    $14.19    $55.42   $113.48     $3.26     $0.00
 20.     WEIGHTED NON-AMORT. ASSETS     $417.75    $26.94   $129.13   $145.72   $115.96     $0.00     $0.00
 21.     WEIGHTED DEEP DISC. ASSETS       $0.00     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00
 22.     WEIGHTED HIGH RISK SEC           $0.00     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00
 23. TOTAL RISK WEIGHTED ASSETS:        $604.63    $27.46   $143.32   $201.15   $229.44     $3.26     $0.00
 24. TOTAL RISK WEIGHTED LIABILITIES    $400.16    $13.48   $155.74   $199.79    $31.16     $0.00     $0.00
 25. RISK WEIGHTED OFF-BAL SHEET          $2.72     $0.00     $2.72     $0.00     $0.00     $0.00     $0.00
 26. HIGH RISK SEC EVALUATED              $0.00     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00
 27.     NET RISK WEIGHTED POSITION     $207.19    $13.98    ($9.70)    $1.36   $198.29     $3.26     $0.00

                                                           IRR MEASUREMENT
 NET RISK WEIGHTED POSITION AS A PERCENT OF ASSETS     =      0.26%          =           LEVEL OF IRR

 PROPOSED REGULATION F                                 =      1.00%          =           PROPOSED TARGET


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                ____________ __________ ___ ________ __ _________

                      CONDITION AND RESULTS OF OPERATIONS
                      _________ ___ _______ __ __________

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                  ____________________________________________


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


            FINANCIAL CONDITION
            _________ _________

            Liquidity Management
            _________ __________

            The consolidated loan-to-deposit ratio at September 30, 1995 was 67.3% which was a decrease from 69.7% for the same period in 1994. The average loan-to-deposit ratio for the third quarter of 1995 was 66.1%, down from 72.6% for the same period last year. Although the average loan-to-deposit ratio is down from last year, average total deposits for the year through September 30, 1995 increased $1,731,000 in 1995 versus 1994. The higher cost Public Deposit, Time Certificates and Market Rate accounts increased $616,000, while interest free Demand Deposits accounts increased $1,115,000. However, average outstanding loans declined $3,374,000 centered in consumer and real estate transactions. Management continues to seek the acquisition of quality credits.

            Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, short term securities and federal funds sold totaled $33,149,000 on September 30, 1995. This amount represented 45.4% of total deposits in comparison to the liquidity ratio of 37.8% as of September 30, 1994. This increase is primarily the result of a decrease in Other Real Estate Owned of $1,238,000, an increase in total deposits and a decrease in total loans. It is management's belief that the current liquidity level is appropriate given current economic uncertainties and is sufficient to meet current needs.

            The issuer is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Company.

            The following table sets forth book value of investments by category and the percent of total investments at the dates specified.


                                            Investment Comparative
                                            ______________________
                                               (000.00 Omitted)
                                     9-30-95   %  12-31-94   %   9-30-94   %
                                     _______   _  ________   _   _______   _

            Fed Funds Sold           $ 8,300  32%  $ 3,500  17%  $ 4,400  22%
            Interest bearing
             Deposits                 10,110  38%    7,039  34%    7,734  38%
            Securities                 7,930  30%   10,325  49%    8,147  40%
                                     _______ ____  _______ ____  _______ ____
                                     $26,340 100%  $23,363 100%  $20,281 100%
                                     ======= ====  ======= ====  ======= ====

            Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

            Securities on September 30, 1995 were comprised of $7,570,000 in U.S. Gov't and Agency instruments maturing between 3 months and 3 years, and $360,000 in a bank qualified 1 year Tax Anticipation Revenue Note used to fund an annual school district budget. Securities on September 30, 1994 were comprised of $7,163,000 in U.S. Gov't and Agency instruments maturing between 3 months and 3 years, $979,000 in bank qualified 1 year Tax Anticipation Revenue Notes used to fund annual school district budgets and a $5,000 industrial bond.

            Changes in Financial Position
            _______ __ _________ ________

            As of September 30, 1995, deposits increased $5,162,000 from year end 1994 while at the same time loans outstanding increased $1,490,000. Total deposits as of September 30, 1995 were $73,024,000, a increase of 6% from $68,564,000 as of September 30, 1994. Total loans as of September 30, 1995 were $49,113,000, a increase of 1% from $48,719,000 as of September 30, 1994.

            The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.


                                               Deposit Comparative
                                               _______ ___________
                                                 (000.00 Omitted)
                                     9-30-95   %  12-31-94   %   9-30-94   %
                                     _______   _  ________   -   _______   _

            Demand                   $22,306  31%  $22,469  33%  $19,716  28%
            Savings                    2,533   3%    3,109   5%    3,130   5%
            Interest bearing
             transactions accts       29,467  40%   28,815  42%   30,840  45%
            Other Time                18,718  26%   13,469  20%   14,878  22%
                                     _______ ____  _______ ____  _______ ____
                                     $73,024 100%  $67,862 100%  $68,564 100%
                                     ======= ====  ======= ====  ======= ====

            The following table sets forth the amount of loans outstanding by each category and the percent of total loans outstanding at the dates specified.


                                               Loan Comparative
                                               ____ ___________
                                               (000.00 Omitted)
                                     9-30-95   %  12-31-94   %   9-30-94   %
                                     _______   _  ________   _   _______   _

            Commercial               $32,114  65%  $30,355  63%  $30,014  61%
            Real estate-const.         7,192  15%    5,822  12%    6,849  14%
            Real estate-other          4,745   9%    4,873  10%    4,408   9%
            Installment/Other          4,994  10%    6,450  14%    7,313  15%
            Equip. lease                  68   1%      123   1%      135   1%
                                     _______ ____  _______ ____  _______ ____
                                     $49,113 100%  $47,623 100%  $48,719 100%
                                     ======= ====  ======= ====  ======= ====

            Non-Performing Assets
            ______________ ______

            The following table provides information with respect to the subsidiary Bank's past due loans and components for non- performing assets at the dates indicated.


                                               Non-Performing Assets
                                               _____________________
                                                   (000.00 Omitted)
                                             9-30-95  12-31-94  9-30-94
                                             _______  ________  _______
            Loans 90 days or more past
             due & still accruing            $  392    $  207   $  340
            Non-accrual loans                   694       572      667
            Other real estate owned           1,303     2,866    2,541
                                             ______    ______   ______
              Total non-performing assets    $2,389    $3,645   $3,548
                                             ======    ======   ======

            Non-performing assets to
              period end loans plus
              other real estate owned          4.74%     7.22%    6.92%

            Allowance to non-performing
              loans                             117%      120%      88%

            Allowance to non-performing
              assets                             53%       26%      25%



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

            The decrease in non-performing assets from 9-30-94 to 9-30-95 is due primarily to a decrease in Other Real Estate Owned, caused by the sale of three properties. The amount in Other Real Estate Owned represents 3 parcels of partially improved land. The Bank is actively marketing these parcels and no loss is anticipated.

            The remaining $694,000 in non-accrual status represents loans to 5 borrowers. One borrower's loan of $340,000 is secured by a single family dwelling and no loss is anticipated. The remaining $354,000 is composed of 4 loans of which $220,000 is a probable loss.

            Capital Position
            _______ ________

            As of September 30, 1995, Shareholders' Equity was $11,199,000. This represents an increase of $1,114,000, or 11.0% over the same period last year. Since the inception of the stock repurchase program in 1989, the Company has authorized the repurchase of $2,050,000 of its stock. As of September 30, 1995, the Company has repurchased a total of 150,288 shares of the Company's stock constituting 28.0% of the Company's original stock prior to the repurchase program, at a total cost of $2,031,000, or an average price per share of $13.51. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders. The program has not affected the Company's liquidity or capital positions or its ability to operate as the Company's capital growth has exceeded its asset growth. In addition, the Company's subsidiary Bank remains more than well capitalized under current regulations.

            On March 14, 1989, the Board of Directors of the Federal Deposit Insurance Corporation approved a Statement of Policy on Risk-Based Capital which became effective December 31, 1990. Under this statement banks are required to meet certain capital standards in addition to leverage standards as previously outlined under FDIC Rules and Regulations. The Bank does not foresee any material or significant impact to its manner of operation in the foreseeable future. Total qualifying capital allowable under risk-based capital guidelines for the subsidiary bank is $9,613,000. The following table shows the risk-based capital ratios and the leverage ratios for 1995 as well as the minimum regulatory requirements as of September 30, 1995:


                                                       Minimum
                              Capital Ratio    Regulatory Requirement

            Tier 1 Capital        14.44%                4.00%
            Total Capital         15.55%                8.00%
            Leverage Ratio        10.96%                3.00%


            The issuer is not aware of any current recommendations by the regulatory authorities which if they were implemented would have a material effect on the Company.

            RESULTS OF OPERATIONS
            _______ __ __________

            Net Interest Income
            ___ ________ ______

            Total interest income including loan fees increased from $3,674,000 for the first nine months of 1994 to $4,116,000 for the same period in 1995. Although average loans outstanding decreased $3,374,000 from September 30, 1994 to September 30, 1995, the average prime rate during the first nine months of 1995 was 2.09% greater than the same period last year. Yield on loans increased approximately 1.75% over the same period last year which was below the average prime rate increase. This was primarily due to other bank interest rate indexes that did not rise as rapidly or as high as the prime rate. Loan fees showed a decrease of $7,000 from the same period last year primarily reflective of the decrease in good quality credit demand. Following the trend in the prime lending rate, the investment portfolio showed an increase of 1.90% in its yield. Interest expense increased from $836,000 as of the end of the first nine months of 1994 to $1,109,000 in 1995. In addition to average outstanding interest-bearing deposit accounts increasing $616,000 during the first nine months of 1995 versus the same period last year, the average cost of funds for the period ending September 30, 1995 was .53% more than the same period last year. As a result of these factors, net interest income for the first nine months of 1995 increased 21.1% over the same period last year.

            For the third quarter, total interest income increased from $1,522,000 in 1994 to $1,810,000 for the same period in 1995. The average loans for the 1995 period showed a decrease of $2,103,000 from the same period last year. However, the average prime rate during the third quarter was 1.37% greater than the same period last year which caused the yield on loans in the third quarter of 1995 to be approximately 1.35% greater than 1994. Loan fees showed a increase of $18,000 over the same period last year. Following the trend in the prime lending rate, the investment portfolio showed an increase of 1.43% in its yield. For the third quarter of 1995 interest expense increased from $296,000 to $428,000. Average outstanding interest-bearing deposit accounts increased $2,669,000 during the third quarter versus the same period last year. The average cost of funds for the third quarter of 1995 increased .88% compared to the same period last year. As a result of these factors, net interest income for the third quarter of 1995 increased 12.7% over the third quarter of 1994.

            Other Operating Income
            _____ _________ ______

            Service charges on deposit accounts as of the end of the first nine months of 1995 increased to $283,000 versus $267,000 for the same period in 1994 and was centered in service charges related to return check and overdraft charges which increased $26,000. Other charges and fees decreased $186,000 compared to 1994, primarily due to a net gain on sale of an OREO of $186,000 in 1994.

            Service charges on deposit accounts for the third quarter of 1995 remained relatively the same as last year. Other charges and fees increased $7,000 primarily due to a increase in Merchant Sales Draft Fees.

            Loan Loss Provision
            ____ ____ _________

            The decrease in loan loss provision was primarily due to reduced loan losses and the adequacy of the allowance account. The balance in the allowance for loan losses at September 30, 1995 was $1,272,000 or 2.59% of total loans compared to $890,000 or 1.83% at September 30, 1994.

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

            Other Operating Expenses
            ________________________

            Total other operating expenses increased $230,000 as of the end of the first nine months of 1995 compared to the same period last year. Total salary expense increased $115,000 due to an increase of 3 employees. Foreclosure and OREO expense increased $49,000 primarily related to properties sold in 1995, $36,000 increase in Consulting Fees related to the Bank's SBA loan program, $23,000 in legal fees, and $23,000 in data processing expenses related to an upgrade to our current system. These increases were offset by a decrease of $30,000 in furniture and equipment and a decrease of $37,000 in FDIC insurance.

            For the third quarter 1995 operating expenses increased $35,000 compared to the same period last year and was centered in items previously mentioned above.

            Provision for Income Taxes
            _________ ___ ______ _____

            The Company's provision for income taxes as of the end of the first nine months of 1995 increased from $457,000 in 1994 to $615,000. This increase was primarily related to the decline in income from tax exempt municipal bonds and increase in overall income. For the first nine months of 1995 the Company's total effective tax rate was 41.1% compared to 41.7% in 1994.

            For the third quarter 1995 the provision for income taxes increased $83,000 compared to the third quarter of 1994. This increase was related to the items mentioned above. The Company's total effective tax rate was 42.5% for the third quarter of 1995 versus 42.2% for the same period last year.

            Net Income
            ___ ______

            Net income for the first nine months of 1995 increased from $640,000 for the same period in 1994 to $882,000, or an increase of 37.8%. Third quarter net income increased 54.1% over the same period last year.

                                  PART II  -  OTHER INFORMATION
                                  ____ __     _____ ___________


               ITEM 1 - LEGAL PROCEEDINGS
                        _____ ___________
                        No material developments from that which was reported in the 10-K dated March 22, 1995 for the year ended December 31, 1994.

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

               ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
                        ________ ____ ______ __________
                        None

               ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                        __________ __ _______ __ _ ____ __ ________ _______
                        None

               ITEM 5 - OTHER INFORMATION
                        _____ ___________
                        None

               ITEM 6 - REPORTS ON FORM 8-K
                        _______ __ ____ ___

                        No reports on Form 8-K have been filed by the registrant during the third quarter of 1995 for which this report is filed.

               SIGNATURES
               __________

                        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SUMMIT BANCSHARES, INC.
                                                 Registrant



               DATE: November 14, 1995           By: /s/ Shirley W. Nelson
                     _________________               __________________________
                                                      Shirley W. Nelson
                                                      Chairman and
                                                      Chief Executive Officer



               DATE: November 14, 1995           By: /s/ Kikuo Nakahara
                     _________________               __________________________
                                                      Kikuo Nakahara
                                                      Chief Financial Officer