Form 10-K405
period 1995-12-31
SUMMIT BANCSHARES INC/CA
filed 1996-03-29
CIK 353203

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      FOR FISCAL YEAR ENDED                            COMMISSION FILE NUMBER
       DECEMBER 31, 1995                                      0-11108

                             SUMMIT BANCSHARES, INC.
                             -----------------------
               (Exact name of registrant as specified in its charter)

                CALIFORNIA                              94-2767067
                ----------                              ----------
          (State of Incorporation)          (I.R.S. Employer Identification No.)

                    2969 Broadway, Oakland, California 94611
                    ----------------------------------------
              (Address of principal executive offices and zip code)

                                 (510) 839-8800
                                 --------------
                  (Registrant's area code and telephone number)

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

               Yes   X                          No
                   -----                            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | X |

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average of bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:

                                 $7,788,492.00 (1)
                                 -------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                       424,259 shares no par common stock
                         issued as of February 29, 1996

                       Documents Incorporated By Reference

---------------------
1
     For purposes of this calculation only, shares are deemed to have market value of $26.50, the average of bid and asked prices on February 29, 1995, and each of the executive officers, directors and persons holding 5% or more of the outstanding common stock is deemed to be an affiliate.

                   The Registrant's Proxy Notice and Statement
                 of Annual Meeting of Shareholders to be Held on
                              April 25, 1996 -- Part III,
                      Items 10, 11, 12, and 13 of this Report


                                     PART I

     The matters addressed in this Report on Form 10K, with the exception of the historical information presented, may incorporate certain forward-looking statements involving risks and uncertainties, including the risks discussed under the heading "Certain Factors That May Affect Future Results" and elsewhere in this Report.

ITEM 1. BUSINESS
        --------

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

     Summit Bancshares, Inc. owns all of the capital stock of Summit Bank (the "Bank"), its subsidiary bank, and its activities during 1995 were limited to acting as the Bank's holding company.

     The Bank has conducted the business of a commercial bank since July 1, 1982. The Bank provides commercial credit and other banking services to small and mid-sized businesses and professionals, including professional firms of physicians, attorneys, accountants, retailers and service firms, wholesalers and distributors. Because of the concentration of medical facilities and related organizations, the growth of real estate opportunities and commercial/industrial businesses in the Bank's service area, the Bank primarily focuses its marketing efforts on health service businesses, real estate construction and commercial industrial loans; however, the Bank also offers a broad spectrum of financial services to the business community at large. The Bank offers various checking and savings accounts for both personal and business purposes, time certificates of deposit, cashier's checks, money orders, travelers checks, safe deposit boxes, installment collection services, night depository, depository pickup and courier services, telephone transfers, collection services for notes, Individual Retirement and Business Planning (formerly Keogh) Accounts. The Bank has not requested and does not have regulatory approval to offer trust services, although it may provide such services in the future. The Bank assists customers requiring services not offered by the Bank in obtaining such services from its correspondent banks and other financial services firms. Although the Bank does not actively solicit consumer business from the general public, it does offer banking services and facilities compatible with the need of its consumer customers.

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

SERVICE AREA
------------

   The primary geographic market served by the Bank encompasses the "Pill Hill" area of the City of Oakland and extends to the northern portion of Alameda County to the Contra Costa County line along the boundary cities of Richmond and Albany; running south along the bay front (including the city of Alameda) to Highway 238/580 to the Castro Valley "Y"; east along Highway 580 to encompass the communities of Livermore and Blackhawk; northerly along Highway 680 to the Highway 24 corridor to encompass the cities of Walnut Creek and Concord and west to the starting point in northern Alameda County. This area includes a substantial number of commercial businesses, a large health services complex and substantial residential population. In Alameda County, the health services complex includes two major hospitals, approximately 482 physicians and a wide variety of health related and other professionals, and small and medium-sized businesses.

   The Walnut Creek office is about 16 miles northeast of the head office in Oakland and located in the central business district in Walnut Creek. The site is approximately 1 mile west of John Muir Hospital, which is a 343-bed hospital employing approximately 1180 people and accommodates a large staff of approximately 310 visiting physicians. The surrounding service area includes 4 convalescent hospitals, an acute psychiatric care facility, and the 204-bed Kaiser Foundation Hospital, which employs over 1100 people in downtown Walnut Creek and is staffed by approximately 92 physicians.

   The Emeryville branch is a further extension of the Bank's plan to expand into areas which will further utilize specialized services directed at medium-sized businesses and professionals. Located west of Interstate 880 at 2000 Powell Street, it is servicing a commercial sector and an up-scale employee population.

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

COMPETITION
-----------

   The banking business in the Oakland/East Bay metropolitan area is very competitive with respect to both loans and deposits, and is dominated by relatively few major banks which have offices operating throughout California. Among the advantages such banks have are their ability to finance wide-ranging advertising campaigns, to offer certain services (for example, trust services) which are not offered directly by the Bank, and to have substantially higher legal lending limits due to their greater capitalization. There are five other independent banks in Oakland, five in Walnut Creek and none in Emeryville.

  In competing for deposits, the Bank is subject to certain limitations not applicable to non-bank financial institution competitors. Over the past years, legislative changes have enabled the Bank to compete more effectively for deposits with savings and loan institutions but still remains at a competitive disadvantage when competing with money market funds.

  To compete with major financial institutions and other independent banks in its primary service areas, the Bank relies upon the experience of its executive officers in serving business clients, its specialized services, local promotional activity, personal contacts by its officers, directors, and employees of the Company. For customers whose loan demands exceed the Bank's legal lending limit, the Bank arranges for such loans on a participation basis with correspondent banks as well as other independent banks.

REGULATION AND SUPERVISION
---------- --- -----------

    THE COMPANY.  The Company is a bank holding company within the meaning of
    -----------
the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is registered as such with the Federal Reserve Board (FRB). A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the FRB and is required to obtain FRB approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank. The BHC Act further provides that the FRB shall not approve any such acquisition that would result in or further the creation of a monopoly, or the effect of which may be to substantially lessen competition, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the probable effect in meeting the convenience and needs of the community to be served.

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

    Directors of the Company, and the companies with which they are associated, have had and will continue to have banking transactions with the Bank in the ordinary course of the Bank's business. It is the firm intention of the Company that any loans and commitments to loan included in such transactions be made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectability or presenting other unfavorable features. At December 31, 1995, loans to directors totalled $.2 million or 2.2% of the Company's shareholders' equity.

    THE BANK.  The Bank is a member of the FDIC which currently insures the
    --------
deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank pays a semi-annual assessment and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.

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

    The Company's primary source of income (other than interest earned on Company capital) is the receipt of dividends and management fees from the Bank. The ability of the Bank to pay management fees and dividends to the Company and its affiliates is subject to restrictions set forth in the California Financial Code and, under certain circumstances, is subject to approval of the Department. The board of directors of a state-chartered bank may declare a dividend out of so much of net profits as such board deems appropriate, subject to California law which restricts the amount available for cash dividends to the lesser of retained earnings or the bank's net income less cash dividends paid for its last three fiscal years.

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

    IMPACT OF ECONOMIC CONDITIONS AND MONETARY POLICIES.  The earnings and
    ---------------------------------------------------
growth of the Company are and will be affected by general economic conditions, both domestic and international, and by the monetary and fiscal policies of the United States Government and its agencies, particularly the FRB. One function of the FRB is to regulate the national supply of bank credit in order to mitigate recessionary and inflationary pressures. Among the instruments of monetary policy used to implement those objectives are open market transactions in United States Government securities and changes in the discount rate on member bank borrowings. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. However, the effect, if any, of such policies on the future business and earnings of the Company cannot be accurately predicted.

    ACCOUNTING CHANGES. In May 1993, the FASB issued Statement of Financial
    ------------------
Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan as amended by SFAS No. 118. This statement is applicable to all creditors and to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and loans that are measured at fair value or at the lower of cost or fair value. The statement also applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms. The statement requires that impaired loans that are within the scope of this statement be measured based on the present value of expected cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company adopted this statement effective January 1, 1995, and the impact of this statement on the Company's financial position or results of operation has been immaterial.

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

    LEGISLATION AND PROPOSED CHANGES.  From time to time, legislation
    --------------------------------
is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Company. Certain changes of potential significance to the Company which have been enacted recently or others which are currently under consideration by Congress or various regulatory or professional agencies are discussed below.


    FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT OF 1989.
    -------------------------------------------------------------------

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

    COMPETITIVE EQUALITY BANKING ACT.  The Competitive Equality Banking Act of
    --------------------------------
1987 contained provisions which, among other things: (1) permanently closed the loophole which formerly allowed for the creation of "non-bank banks"; (2) limited the restrictions imposed on banks on the availability of funds deposited by check; and (3) provided explicit leasing authority for national banks. The enactment of this legislation has not had a material adverse effect on the Company's consolidated financial condition or results of operations.

    INTERSTATE BANKING.  In September, 1986, California adopted an interstate
    ------------------
banking law. The law allows California banks and bank holding companies to be acquired by banking organizations in other states on a reciprocal basis
(i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations solely within that state). The law took effect in two stages. The first stage, which became effective
July 1, 1987, allowed acquisitions on a reciprocal basis within a region consisting of all 11 states (Alaska, Arizona, Colorado, Hawaii, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington) which currently permit acquisitions by California banking organizations of banks and bank holding companies in such states. The second stage, which became effective January 1, 1991, allows interstate acquisitions on a national reciprocal basis. The Company believes that this legislation will further increase competition as out-of-state financial institutions enter the California market. Most recently U.S. Bancorp purchased California Bancshares, Inc., a community-based holding company with approximately 21 independent banks in the surrounding area in which the Bank operates. Although the purchase has yet to be approved, it is anticipated that such a purchase may in fact be beneficial to the Bank as it may open opportunities to prospects that enjoy dealing with a community bank. If there is a negative effect on the Bank it might be that this merger may increase the resources available to the 21 independent banks being purchased.

    CAPITAL ADEQUACY GUIDELINES.  The FRB has issued capital adequacy guidelines
    ---------------------------
establishing a risk-based capital framework consisting of a definition of capital comprised of a core component (essentially shareholders' equity less goodwill) ("Tier 1 capital"), a supplementary component ("Tier 2 capital"), a system for assigning assets & off- balance sheet items to four weighted risk categories (with higher levels of capital being required for the categories being perceived as representing greater credit risk ) and a schedule for achieving a minimum risk-based capital ratio of 7.25% by the end of 1990
(which at least 3.625% should be in the form of common shareholders' equity) and 8% by the end of 1992 (which at least 4% should be in the form of common shareholders' equity). An institution's risk-based capital would be determined by dividing its qualifying capital by its risk - weighted assets.

    The guidelines make regulatory capital requirements more sensitive to the differences in risk profiles among banking institutions, take off-balance sheet items into account when assessing capital adequacy and minimize disincentives to holding liquid low-risk assets. In addition, the guidelines may require some banking institutions to increase the level of their common shareholders' equity. It is not anticipated that the guidelines will have a material adverse effect on the Company's financial condition or results of operations over the short term. At the end of 1995, the guidelines provided for a minimum risk-based capital ratio of 8%, and this provision may limit the Company's ability to increase its assets or require the Company to raise additional equity to facilitate growth.

    On August 2, 1990, the FRB adopted standards for compliance by banking organizations with risk-based capital guidelines to include a minimum leverage ratio of 3% of Tier 1 capital to total average assets (the "leverage ratio") based upon the definition of Tier 1 capital for 1995.

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

    The FRB leverage ratio establishes a new limit on the ability of banking organizations to increase assets and liabilities without increasing capital proportionately. In management's opinion, the leverage ratio will have no material effect on its capital needs in the foreseeable future. The Bank's leverage ratio at December 31, 1995 was 9.2% (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Adequacy" under Item #7).

EMPLOYEES
---------

   On December 31, 1995 the Bank employed 37 full time employees and 2 part time employees for a total equivalent of 37.9 full time employees. At the present time there are no salaried employees of the Company.


STATISTICAL DATA
----------------

   The following statistical data relating to the Company should be read in conjunction with the Consolidated Financial Statements which are included elsewhere in this 10-K Annual Report.

           DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------------------------------

  The following table summarizes the distribution, by amount (in thousands) and percentage of the daily average assets, liabilities, and shareholders' equity of Summit Bancshares, Inc. (consolidated) for the year ended December 31, 1995. Comparative figures for the years ended December 31, 1994 and 1993, are also provided:



ASSETS                            1995                  1994                 1993
------                            ----                  ----                 ----

                            AMOUNT  PERCENTAGE    AMOUNT  PERCENTAGE    AMOUNT  PERCENTAGE
                            ------  ----------    ------  ----------    ------  ----------

Cash and Due
 From Banks                $ 5,494    6.88%      $ 6,118    7.92%      $ 6,108     7.65%
Time Deposits with Other
 Financial Institutions      8,467   10.60        10,487   13.57        12,650    15.84
Investment
Securities:
  Taxable                    8,346   10.45         3,649    4.72         2,276     2.85
  Non-taxable                  836    1.05           497     .64             0        0
Federal Funds
  Sold                       6,573    8.23         3,560    4.61         5,923     7.42
Loans, Net                  45,818   57.38        48,975   63.40        49,888    62.48
Other Assets                 4,320    5.41         3,970    5.14         3,002     3.76
                           -------  ------       -------  ------       -------   ------
 TOTAL ASSETS              $79,854  100.00%      $77,256  100.00%      $79,847   100.00%
                           =======  ======       =======  ======       =======   ======


LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

Deposits:
  Demand                   $20,005   25.05%      $18,883   24.44%      $17,740    22.21%
  Interest bearing
    transaction accounts    28,714   35.96        29,719   38.47        31,705    39.71
  Savings                    2,701    3.38         3,189    4.13         3,259     4.08
  Time                      17,072   21.38        15,090   19.53        17,110    21.43
Other Liabilities              573     .72           338     .44           623      .78
Shareholders' Equity        10,789   13.51        10,037   12.99         9,410    11.79
                           -------  ------       -------   -----       -------   ------
  TOTAL LIABILITIES &
SHAREHOLDERS' EQUITY       $79,854  100.00%      $77,256  100.00%      $79,847   100.00%
                           =======  ======       =======  ======       =======   ======



     The following is an analysis of Net Interest Income for 1995. Comparative figures for 1994 and 1993 are also presented on the following pages. Non-accrual loans are included in the average balances. Balances are expressed in thousands of dollars.


                                        For the year ended December 31, 1995
                                        ------------------------------------

                                                      Interest    Rates
                                          Average     Income/     Earned/
                                          Balance     Expense     Paid
                                          -------     -------     ----

ASSETS
------

Time Deposits with Other
 Financial Institutions                   $ 8,467      $  493       5.82 %
Investment Securities (footnote #<F1>)      9,182         559       6.09
Federal Funds Sold                          6,573         374       5.69
Loans (Interest and Fees)                  45,818       5,574      12.17
                                           ------       -----
   Total Earning Assets                   $70,040      $7,000       9.99 %
                                                        =====      =====

Cash and Due from Banks                     5,494
Premises and Equipment                        827
Other Assets                                3,493
                                           ------
TOTAL ASSETS                              $79,854
                                           ======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
  Demand                                  $20,005      $ ---        ---  %
  Savings                                   2,701          53       1.96
  Interest-bearing Transaction             28,714         620       2.16
  Time                                     17,072         863       5.06
                                           ------      ------
 Total Deposits                           $68,492      $1,536       2.24 %
                                                        =====      =====

Other Liabilities                             573
Shareholders' Equity                       10,789
                                           ------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                     $79,854
                                           ======
AS A PERCENTAGE OF AVERAGE
TOTAL EARNING ASSETS:

 Interest and Fee Income                               $ 7,000
 Interest Expense                                        1,536
                                                        ------
 NET INTEREST INCOME AND MARGIN                        $ 5,464      7.75 %
                                                        ======     =====

*Includes loan fees of $483,000

<F1> Investment income rate is not calculated on a tax equivalent basis.



                                           For the year ended December 31, 1994
                                           ------------------------------------

                                                           Interest    Rates
                                              Average      Income/     Earned/
                                              Balance      Expense     Paid
                                              -------      -------     ----

ASSETS
------

Time Deposits with Other
 Financial Institutions                       $10,487      $  410        3.91 %
Investment Securities (footnote #<F1>)          4,146         212        5.11
Federal Funds Sold                              3,560         159        4.47
Loans (Interest and Fees)                      48,975       5,044*      10.12
                                               ------       -----
   Total Earning Assets                       $67,168      $5,825        8.67 %
                                                            =====       =====

Cash and Due from Banks                         6,118
Premises and Equipment                            923
Other Assets                                    3,047
                                               ------
TOTAL ASSETS                                  $77,256
                                               ======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

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
                                                            ======      =====

*Includes loan fees of $490,000

<F1> Investment income rate is not calculated on a tax equivalent basis.



                                           For the year ended December 31, 1993
                                           ------------------------------------

                                                          Interest    Rates
                                              Average     Income/     Earned/
                                              Balance     Expense     Paid
                                              -------     -------     ----
ASSETS

Time Deposits with Other
 Financial Institutions                       $12,650      $  455       3.60 %
Investment Securities (footnote #<F1>)          2,276          74       3.25
Federal Funds Sold                              5,923         171       2.89
Loans (Interest and Fees)                      49,888       4,858 *     9.73
                                               ------       -----
   Total Earning Assets                       $70,737      $5,558       7.86 %
                                                            =====      =====

Cash and Due from Banks                         6,108
Premises and Equipment                          1,054
Other Assets                                    1,948
                                               ------
TOTAL ASSETS                                  $79,847
                                               ======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

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
                                                            ======     =====

*Includes loan fees of $596,000

<F1> Investment income rate is not calculated on a tax equivalent basis.

    Following is an analysis of changes in Interest Income and Expense (in thousands of dollars) for 1995 over 1994. A similar comparison for 1994 over 1993 is on the following page. Changes not solely attributed to volume or rates have been allocated proportionately to volume and rate components.



                                                       1995 over 1994
INCREASE (DECREASE) IN                                 --------------
INTEREST AND FEE INCOME                         Volume        Rate       Total
-----------------------                         ------        ----       -----

Time Deposits with Other
 Financial Institutions                          $(90)      $  173     $   83

Investment Securities                             300           47        347

Federal Funds Sold                                163           52        215

Loans, Net                                       (357)         887        530
                                                  ---         ----       ----
Total Increase in
Interest and Fee Income                            16        1,159      1,175
                                                  ---        -----      -----

INCREASE IN
INTEREST EXPENSE
----------------

Savings Deposits                                  (21)          34         13

Interest-bearing Transaction                       (9)          (2)       (11)

Time Deposits                                      69          317        386
                                                  ---         ----       ----

Total Increase in
Interest Expense                                   39          349        388
                                                  ---        -----       ----

INCREASE IN
NET INTEREST INCOME                              $ 23       $  810     $  787
                                                  ===         ====       ====






                                                      1994 over 1993
INCREASE (DECREASE) IN                                --------------
INTEREST AND FEE INCOME                         Volume      Rate      Total
-----------------------                         ------      ----      -----

Time Deposits with Other
 Financial Institutions                         $(82)     $  37       $ (45)

Investment Securities                             89         49         138

Federal Funds Sold                               (84)        72         (12)

Loans, Net                                       (64)       250         186
                                                -----      -----       -----
Total Increase in
Interest and Fee Income                         (141)       408         267
                                                -----      -----       -----

INCREASE IN
INTEREST EXPENSE
----------------

Savings Deposits                                  (2)        (9)        (11)

Interest-bearing Transaction                     (43)       (70)       (113)

Time Deposits                                    (63)        17         (46)
                                                -----      -----       -----

Total Increase in
Interest Expense                                (108)       (62)       (170)
                                                -----      -----       -----

INCREASE IN
NET INTEREST INCOME                             $(33)     $ 470       $ 437
                                                =====      =====       =====



INVESTMENT SECURITIES
---------------------

    The following table sets forth the book value as of December 31 for the securities indicated:


                               1995               1994                1993
                               ----               ----                ----
U. S. Treasury
 Securities                $6,018,457           8,981,172            693,613

Obligations of
 States and
 Political
 Subdivisions                       0           1,343,820              4,900
                            ---------          ----------            -------
 TOTAL                     $6,018,457         $10,324,992           $698,513
                            =========          ==========            =======



The increase or decrease in municipal bonds in 1995, 1994 and 1993 was brought about by by a corresponding increase or decrease in interest rates in the marketplace. The amortized cost and estimated fair values of investment in debt securties for 1995 are as follows:


                                              Gross       Gross       Estimated
                              Amortized    Unrealized   Unrealized      Fair
                                Cost          Gains       Losses        Value
                                ----          -----       ------        -----


    U.S. Treasury
      securities             $6,018,457      $71,305     $      0    $6,089,762
                              =========       ======       ======     =========



The amortized cost and estimated market value of debt securities at December 31, 1995 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                           Estimated
                                           Amortized         Fair
                                             Cost            Value
                                             -----           -----

    Due in one year or less              $5,030,670       $5,080,388

    Due after one year through
      five years                            987,787        1,009,374
                                            -------        ---------
                                         $6,018,457       $6,089,762
                                         ==========       ==========

    There were no sales of investments in debt securities during 1995.

     The following table is a summary of the relative maturities and yields of Summit Bancshares, Inc. investment securities as of December 31, 1995 and 1994. Yields on securities have been computed by dividing interest income, adjusted for amortization of premium and accretion of discount, by book values of the related securities. Investment yield is not calculated on a tax equivalent basis.



                       Maturing               Maturing After One
                    Within One Year           Through Five Years                Total
                    ---------------           ------------------                -----

                   Amount       Yield          Amount     Yield        Amount       Yield
                   ------       -----          ------     -----        ------       -----

                   December 31, 1995
                   -----------------

U. S. Treasury
 Security          $5,030,670    6.14%        $  987,787    6.50%     $6,018,457     6.20%
                    =========    ====            =======    ====       =========     ====

                   December 31, 1994
                   -----------------

U. S. Treasury
 Security          $3,999,365    5.64%        $4,981,807    6.36%     $8,981,172     6.06%

States and
 Political Sub-
 divisions          1,338,920    4.65              4,900   10.14       1,343,820     4.67%
                    ---------   -----          ---------   -----       ---------     ----

  TOTAL            $5,338,285    5.40%        $4,986,707    6.39%    $10,324,992     5.88%
                    =========   =====          =========   =====      ==========     ====



LOAN PORTFOLIO
--------------

COMPOSITION OF LOANS
--------------------

    The following table shows the composition of loans (in thousands of dollars) of Summit Bancshares, Inc. as of December 31 for each respective year designated.


                               1995                1994                1993
                               ----                ----                ----

Commercial and
 Financial                   $30,471             $30,355             $30,928
Real Estate, Including
 Construction                 14,625              10,695              12,501
Installment                    5,524               6,450               7,646
Leases                            51                 132                 219
                              ------              ------              ------
                              50,671              47,632              51,294

Less Unearned Income              (1)                 (9)                (25)
Less Reserve for
 Possible Loan Losses         (1,025)               (932)               (728)
                              ------              ------              ------
TOTAL                        $49,645             $46,691             $50,541
                              ======              ======              ======




MATURITY, DISTRIBUTION AND INTEREST RATE
----------------------------------------
SENSITIVITY OF LOANS
--------------------

    The following table shows the maturity distribution of loans (in thousands of dollars) as of December 31, 1995.


                                   Loans with a Maturity of
                                   ----- ---- - -------- --

                    One Year       One through       Over Five
                    or Less        Five Years          Years        Total
                    -- ----        ---- -----          -----        -----

Commercial and
 Financial          $15,955         $14,311              $205      $30,471
Real Estate
 Construction         7,910             522                 0        8,432
                     ------           -----               ---       ------
TOTAL               $23,865         $14,833              $205      $38,903
                     ======          ======               ===       ======


    All but five loans for $1,489,366 reported above which have maturities of over one year are at floating interest rates.

  COMMITMENTS AND LINES OF CREDIT
  ----------- --- ----- -- ------

       The Company is a party to financial instruments with off-balance- sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

       The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.


                                                           Contract Amount
                                                           -------- ------

  Financial instruments whose contract
     amount represents credit risk:

     Commitments to extend credit in the future                $12,397,150

     Standby letters of credit                                   1,696,865


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

       A part of the subsidiary Bank's marketing strategy is to offer quality financial services to the professional and small business communities. The Company has been especially successful in targeting health care professionals. This segment has traditionally provided high levels of deposits and low loan losses. While approximately 15% of the Company's loans are concentrated with health care professionals, the Bank has had only two charge-offs totalling $133,206 since it was founded in 1982.



NON-PERFORMING LOANS AND
-------------- ----- ---
SUMMARY OF LOAN LOSS EXPERIENCE
------- -- ---- ---- ----------
(In thousands of dollars)

                             Dec. 31, 1995      Dec. 31, 1994      Dec. 31, 1993
                             -----------------  -----------------  -------------


Non-accrual loans                $   39              $  572           $  966

90 days past due but
 still accruing                     367                 207                4
                                  -----               -----            -----
Total non-accrual
 and 90 days past
 due loans                          406                 779              970

Other real estate owned           1,303               2,866            1,509
                                  -----               -----            -----
Total Non-performing
 assets                          $1,709              $3,645           $2,479
                                  =====               =====            =====



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

    The total OREO amount, $1,303,000, is related to two properties.
One of the properties is vacant land in the Oakland Hills. The second property is two continguous parcels in the Danville/Diablo Mountain area of Alameda County. These two parcels are currently on the market for sale.


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

      An analysis of activity in the allowance for loan losses for the years ended December 31 is as follows:



                                        1995             1994            1993
                                        ----             ----            ----

    Balance at beginning
     of period                        $931,878        $728,353        $899,083
                                      -------          -------         -------
    Provision for possible
     loan losses                       415,000         670,000         430,800
                                       -------         -------         -------
    Loan charged off
      Commercial                       302,640         262,005         552,274
      Real Estate Construction           2,384               0               0
      Installment                       28,684         255,850          64,850
                                       -------         -------          ------
       Total chargeofffs               333,708         517,855         617,124
                                       -------         -------         -------
    Recoveries
      Commercial                         8,677          47,500          12,594
      Real Estate Construction               0               0               0
      Installment                        3,075           3,880           3,000
       Total recoveries                 11,752          51,380          15,594
                                       -------          ------          ------
    Net chargeoffs                     321,956         466,475         601,530
                                       -------         -------         -------
    Balance at end of period
                                    $1,024,922        $931,878        $728,353
                                     =========         =======         =======
    Ratio of net charge-
     offs to average
     loans outstanding                     .70%            .95%           1.20%
                                           ===             ===            ====


      Although it cannot be accurately predicted, it is estimated that in 1996, loan losses in the Commercial loan category may approximate $350,000 while losses in the Instalment loan category may approximate $75,000. No losses are anticipated in the Real Estate Loan category.


      Allocations for Loan Loss Reserves for the next two years are as follows:

                                           1996

                 Commercial Loans           $  621,000
                 Real Estate Loans             410,000
                 Installment Loans             135,000
                                               -------
                                            $1,166,000
                                             =========

                                           1997

                 Commercial Loans           $  732,000
                 Real Estate Loans             468,000
                 Installment Loans              75,000
                                                ------
                                            $1,275,000
                                             =========




TIME DEPOSITS IN THE AMOUNT OF $100,000 AND OVER
---- -------- -- --- ------ -- -------- --- ----

     The following table sets forth by time remaining to maturity, Summit Bank's issuance of time deposits in the amount of $100,000 or more (in thousands of dollars) as of December 31 of the respective year designated:



                          1995                      1994                      1993
                          ----                      ----                     -----

                    Amount  Percentage        Amount  Percentage        Amount  Percentage

3 months or less   $ 8,049     61.5%         $ 7,362    71.7%          $ 7,472    74.3%

Over 3 through
 6 months            3,546     27.1            1,015     9.9             1,150    10.0

Over 6 through
 12 months           1,403     10.7            1,891    18.4             1,651    14.4

Over 12 months         100       .7                0       0               150     1.3

                    ------    -----           ------   -----            ------   -----
TOTAL              $13,098    100.0%         $10,268   100.0%          $10,423   100.0%
                    ======    =====           ======   =====            ======   =====




RETURN ON EQUITY AND ASSETS
---------------------------

    The following table shows key financial ratios for the years ending December 31, 1995, 1994 and 1993:


                                         1995        1994        1993
                                         ----        ----        ----

Return on average assets                 1.65%       1.17%       1.06%
Return on average shareholders'
 equity                                 12.19%       9.04%       9.00%
Dividend payout ratio                   48.39%      22.39%      11.87%
Average shareholders' equity
 as a percent of:
        Average Assets                  13.51%      12.99%      11.78%
        Average Deposits                15.75%      15.01%      13.49%




INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS
-------- ---- -------------------- ---- ---- --------

    The following table provides an interest rate sensitivity and interest rate risk analysis for the year ended 1995. The table presents each major category of interest-earning assets and interest-bearing liabilities.


                                                    INTEREST RATE RISK REPORTING SCHEDULE

REPORTING INSTITUTION:  SUMMIT BANK                                                  REPORTING DATE:   12/31/95

                                                     REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT

                                       ($000.00)
                                        OMITTED        UP       > 3       > 1       > 3      > 5         OVER
                                          TOTAL         3       < 1       < 3       < 5      < 10        10 YRS
 I.    EARNING ASSETS
       ------- ------

   A.  INVESTMENTS:
       -----------
    1.   U. S. TREASURIES               $ 6,018   $   584   $ 4,447  $    987        $0        $0        $0
    2.   FED FUNDS                        9,600     9,600         0         0         0         0         0
    3.   PURCHASED CDS                   11,002     2,973     6,345     1,684         0         0         0
                                         ------     -----     -----    ------         -         -         -
            TOTAL INVESTMENTS           $26,620   $13,157   $10,792  $  2,671        $0        $0        $0

   B.  LOANS:
       -----
    1.   COMMERCIAL LOANS               $47,447   $44,707   $ 1,580  $    808      $346        $6        $0
    2.   REAL ESTATE LOANS                1,561         7     1,554         0         0         0         0
    3.   INSTALLMENT                         27        27         0         0         0         0         0
                                         ------    ------     -----   -------       ---         -         -
            TOTAL LOANS                 $49,035   $44,741   $ 3,134  $    808      $346        $6        $0

   C.  TOTAL EARNING ASSETS             $75,655   $57,898   $13,926  $  3,479      $346        $6        $0
      ------ ------- ------

 II.   COST OF FUNDS (DEPOSITS)
       ---- -- ----- ----------

   A.  CERTIFICATES OF DEPOSITS         $20,018   $11,453   $ 8,158  $    387        $0       $20        $0
   B.  MONEY MARKET ACCOUNTS             20,484         0    10,242    10,242         0         0         0
   C.  TRANSACTIONS ACCOUNTS              5,942         0         0     3,565     1,189     1,189         0
   D.  SAVINGS ACCOUNTS                   2,365         0         0     1,419       473       473         0
                                          -----    ------    ------     -----     -----     -----         -

      TOTAL COST OF FUNDS               $48,810   $11,453   $18,400  $ 15,614    $1,662    $1,682        $0

 III. INTEREST SENSITIVE ASSETS         $75,655   $57,898   $13,926  $  3,479    $  346    $    6        $0
 IV.  INTEREST SENSITIVE LIABILITIES    $48,810   $11,453   $18,400  $ 15,614    $1,662    $1,682        $0
                                        -------   -------   -------   -------    ------    ------        --
 V.   GAP                               $26,845   $46,445   $(4,474) $(12,135)  $(1,316)  $(1,676)       $0

 VI.  CUMMULATIVE GAP                   $26,845   $46,445   $41,971  $ 29,835   $28,520    $26,845  $26,845

 VII. GAP RATIO                                      5.06      0.76      0.22      0.21
 VIII.CUMMULATIVE RATIO                    1.55      5.06      2.41      1.66      1.61       1.55     1.55


 IX.  GAP AS % OF TOTAL ASSETS            31.79     55.00     (5.30)   (14.37)    (1.56)     (1.98)
 X.   CUMMULATIVE GAP AS A % OF
          TOTAL ASSETS                    31.79     55.00     49.70     35.33     33.77      31.79    31.79




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

    In September, 1987 the Bank entered into an additional ten year lease for 6,010 sq. ft. adjacent to its location in Oakland. The Bank utilizes approximately 2,900 sq. ft. of this new area. The Bank's cost of leasehold improvements in this new location was approximately $294,000. Improvements consisted of a complete remodeling of the facility, including a new facade, new floor, partitions and structural improvements. The initial lease in the above paragraph has expired and has been rolled into this new lease. The current monthly rent for the entire 9,810 sq. ft. is $5,226.00 subject to yearly CPI adjustments.

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

    The Emeryville Branch began operations in December, 1985 on the ground floor of the Watergate III Building at 2000 Powell Street. The
Bank currently occupies approximately 2,200 square feet of space at this location, at a base rent of $2.00 per net rentable square foot ($4,390 per month). The term of this lease expired August 31, 1992 with two successive options to extend the lease by one three year option and one five year option. The Bank renewed the lease at a base rent of $1.95 per net rentable square foot ($4,329 per month) with two three year options effective 1-1-93 which expired December 31, 1995. The Bank subsequently renewed the lease at a base rent of $2.05 per net rentabel square foot ($4,651 per month) with two three year options effective 1-1-96.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------- -- ------- -- - ---- -- -------- -------

    Neither the Company nor the Bank submitted any matter covered by this report to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1995.

         EXECUTIVE OFFICERS OF SUMMIT BANCSHARES, INC.
         --------- -------- -- ------ ----------- ----

    Pursuant to General Instruction G(3), the information required by Item 401(b) and (e) of Regulation S-K concerning executive officers of the Company and the Bank is presented here rather than in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1996.


    The following individuals are the executive officers of the Company as of February 29, 1996:

Name                        Age       Position                 Since

Shirley W. Nelson           54        Chairman and Chief       1982
                                      Executive Officer

George H. Hollidge          52        Secretary                1981

Kikuo Nakahara              63        Chief Financial          1985
                                      Officer


    The following individuals are the executive officers of the Bank as of February 29, 1996:



Name                        Age       Position                 Since

Shirley W. Nelson           54        Chairman, and            1982
                                      Chief Executive
                                      Officer

C. Michael Ziemann          51        President and            1996
                                      Chief Operating
                                      Officer

Denise Dodini               43        Senior Vice              1994
                                      President and
                                      Senior Loan
                                      Officer


The business experience of the executive officers follows:

    Shirley W. Nelson was President and Chief Executive Officer of the Bank and
    -----------------
Holding Company since May, 1983 and was elected in July, 1989 to the position of Chairman. Prior to this assignment she was the Senior Vice President, Senior Loan Officer. She is currently a member of the Board of Directors' Audit Commitee, Asset and Liability Committee, Loan Committee, and Personnel Committee.

    Kikuo Nakahara is Managing Director of IDS Tax and Business
    --------------
Services, a division of IDS Financial Services Inc. Prior to this positon he was a partner of Greene & Nakahara, an accounting firm in Walnut Creek since 1993, and which merged with IDS Financial Services Inc. in 1994. From 1978 to 1993 he was managing Director of Greene, Nakahara and Lew Accountancy Corporation in Oakland. He is a corporate member of Blue Shield and a speaker at continuing education courses sponsored by the California Society of Certified Public Accountants.

    George H. Hollidge has been President of Hollidge Transmissions, Inc.,
    ------------------
Oakland, transmission specialists, since 1980. Prior to 1980, Mr. Hollidge was a partner in Hollidge Hydramatic, transmission specialists.

    C. Michael Ziemann has been President and Chief Operating Officer since
    ------------------
January 1, 1996. Prior to this position he was Chief Administrative Officer subsequent to his position as CFO and Cashier to which he was appointed in April, 1987. Prior to that he was active in the administration of the Bank and was the manager of the Bank's Walnut Creek Office since April 1985. Prior to joining the Bank, he held various positions during his 16 years with Bank of America in operations, branch management, and regional administration where he was a district administrator.

    Denise Dodini has been the Senior Vice President - Senior Loan Officer at
    -------------
the Bank since July, 1994. Prior to joining the Bank, Denise had fifteen years of Banking experience with Bank of America, where she was involved in consumer, commercial, real estate, and corporate lending. Denise joined the Bank in October, 1989 as a Vice President, Loan Officer where she assisted clients in the Oakland Office.

                                   PART II
                                   -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         ------ --- --- ------------ ------ ----- --- -------
         SECURITY HOLDER MATTERS
         -------- ------ -------


    (A) MARKET INFORMATION. The stock of the Company is not listed on any stock
        -------------------
exchange but is publicly traded in limited and infrequent transactions in the "over the counter" market. According to information made available to the Company by the Market Maker, Marc F.Arnett, Hoefer & Arnett, Investment Bankers, 100 Pine Street, San Francisco, CA., the range of high and low bids for such common stock for each calendar quarter since January 1994 is as follows:



                                                 DIVIDENDS
                            HIGH       LOW        DECLARED
                            ----       ---        --------

1995

  First Quarter......     $22 3/4     21 1/4      $ ---
  Second Quarter.....      21 3/4     21 3/4        .25
  Third Quarter......      25 1/4     22 3/4        ---
  Fourth Quarter.....      26 ---     26 ---       1.25
                                                   ----
                                                  $1.50
                                                  =====

1994

  First Quarter......     $14 1/4    $13 ---      $ ---
  Second Quarter.....      16 3/4     16 ---        .12
  Third Quarter......      17 3/4     16 1/2        .25
  Fourth Quarter.....      25 ---     18 1/2        .12
                                                   ----
                                                  $ .49
                                                  =====


  As of February 29, 1996, there were 424,259 shares of common stock of the Company issued.


    (B) SHAREHOLDERS.  As of February 29, 1996, there were 326 shareholders
        -------------
of the common stock.  There were no other classes of securities outstanding.

    (C) DIVIDENDS. On June 9, 1995 the Company paid a 25 cent per share cash
        ----------
dividend. On December 8, 1995 the Company paid an increased dividend of $1.00 per share along with its regular semi-annual dividend of $0.25 per share. It is the present intention of the Company to issue semi-annual cash dividends so long as said dividends do not inhibit future development. Additionally, payment of cash dividends by the Company is dependent upon payment of dividends by the Bank to the Company. Payment of cash dividends by the Bank may under certain circumstances require approval of the California Superintendent of Banks, and as a matter of law, the Bank may only declare cash dividends from the lesser of its retained earnings or its undistributed net income from the last three years. less any dividends paid during those three years. In the event that the Bank does not have retained earnings or net income for the last three fiscal years, the Bank may declare dividends only with the prior written consent of the Superintendent.

ITEM 6.  SELECTED FINANCIAL DATA


    The following selected financial information of Summit Bancshares, Inc. for the years from the period January 1, 1991 through December 31, 1995 should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report.



                                                       FINANCIAL HIGHLIGHTS


---------------------------------------------------------------------------------------------------------------

 FOR THE YEAR ENDED DECEMBER 31,                 1995         1994           1993           1992           1991
                                           --------------------------------------------------------------------



 Net Income                                $1,315,507     $907,603       $846,771       $812,538     $1,016,324

 Per Common Share                               $2.86        $2.09          $1.97          $1.76          $2.07

 Cash Dividends per Share, declared             $1.50        $0.49          $0.24          $0.24          $0.24


 AT YEAR END
 (In Thousands)

 Deposits                                     $75,251      $67,862        $70,462        $70,452        $62,554

 Loans (Net)                                   49,645       46,691         50,541         52,047         50,800

 Assets                                        86,822       78,601         80,356         79,778         71,626

 Shareholders' Equity                          11,102       10,494          9,626          8,969          8,603

 Non-performing Loans to Total Loans              .82%        1.66%          1.88%          1.29%          1.42%

 Allowance to Non-performing Loans                252%         120%            75%           131%           119%

 Allowance to Non-performing Assets                60%          26%            29%           131%           119%

 Tier 1 Capital                                 12.19%       13.33%         11.55%         10.87%          9.92%

 Total Tier Capital                             13.29%       14.44%         12.66%         11.98%         11.02%

 Leverage Ratio                                  9.24%       10.40%          8.95%          9.81%          8.96%



    ITEM 7:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

 This section is a review of Summit Bancshares, Inc.'s (the Company) results as reflected in the Consolidated Financial Statements. It discusses the principal items of income and expense and the factors affecting the Company's financial position. This discussion should be read together with the Selected Financial Data and Consolidated Financial Statements included elsewhere in the Annual Report.

 The Company's wholly owned subsidiary, Summit Bank (the "Bank"), has conducted the business of a commercial bank since 1982. It provides commercial credit and various checking and savings account products for small and midsized businesses and for professionals as well as individual consumers.

 The matters addressed in this Report on Form 10K, with the exception of the historical information presented, may incorporate certain forward-looking statements involving risks and uncertainties, including the risks discussed under the heading "Certain Factors That May Affect Future Results" and elsewhere in this Report.

 SUMMARY OF EARNINGS

 The Company's net income for 1995 was $1,316,000 compared to $908,000 in 1994 and $847,000 in 1993. The increase in 1995 net income from 1994 is mainly attributed to an increase in net interest margin, as was the increase in 1994 net income from 1993. The net income of $1,316,000 for 1995 represents $2.86 per share earnings, compared to $2.09 per share in 1994 and $1.97 per share in 1993.

 NET INTEREST INCOME

 The primary source of income for the Company is Net Interest Income or "Gross Margin" which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. In general, net interest income is affected by a change in interest rates. As interest rates rise or fall, so will the Company's net interest income, excluding changes in total assets. The primary reasons for this is that the Company's investment portfolio earns income on a fixed interest rate basis while a majority of the lending portfolio earns income on a floating interest rate basis. In addition, all investments are held to maturity and 84% of the investment portfolio matures in one year. Regarding loans, approximately 59% of the loans outstanding mature within one year, while the longest maturity is 7 years. In a declining interest rate environment interest income on loans will generally decline faster than the investment income and vice versa. To offset any decline in interest income due to a declining interest rate environment, the Company monitors closely its interest expense on deposits. Of the total time certificates of deposit outstanding at year end, all but 2% mature within one year while 57% mature within 90 days. Thus the

 Company is able to minimize the effects of a declining interest rate environment by repricing these instruments on a more frequent basis than if the average maturity were longer than 1 year. Most economists agree with the Company that interest rates may decrease in the short term but should stabilize for the remainder of 1996. As such, net interest income may further decrease in the short term, however, that potential decrease would be minimized by an increase in assets.

 Net interest income for 1995 was $5,464,000, an increase of 16.8% over the $4,677,000 posted in 1994, and as compared to $4,240,000 in 1993. The increase in 1995 was primarily the result of an increase in the average prime rate which increased from 7.14% in 1994 to 8.85% in 1995. In addition, net interest income improved due to an increase in average earning assets which increased 5.1% from $67,769,000 in 1994 to $71,245,000 in 1995. Average total deposits also increased .7% from $68,022,000 in 1994 to $68,492,000 in 1995, and as compared to $69,805,000 in 1993. $459,000 of the 1995 increase was centered in interest bearing accounts.

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

 Average loans outstanding decreased by 5.2% in 1995 to $47,023,000 as compared to $49,583,000 in 1994 and $51,037,000 in 1993. Average outstanding investments increased 33.1% to $24,222,000 in 1995 as compared to $18,186,000 in 1994 and $20,748,000 in 1993. The average loan to deposit ratio declined in 1995 to 67.2% as compared to 72.9% in 1994 and 73.1% in 1993. The yield on average earning assets was 9.8% in 1995 as compared to 8.6% in 1994 and 7.7% in 1993. The increase in 1995 and in 1994 were caused by the rise in the prime rate.

 Interest expense increased 33.7% to $1,536,000 in 1995 from $1,148,000 in 1994 and $1,318,000 in 1993. Average interest-bearing deposits increased .1% in 1995 to $48,599,000 as compared to $48,140,000 in 1994 and $52,065,000 in 1993 and were primarily centered in the more expensive time certificate deposit accounts. Average non-interest bearing deposits increased 5.4% in 1995 to $19,893,000 as compared to $18,882,000 in 1994 and $17,740,000 in 1993.
 Overall cost of funds in 1995 was 3.2% as compared to 2.4% in 1994 and 2.5% in 1993.

 NON-INTEREST INCOME AND EXPENSE

 Non-interest income, consisting primarily of service charges on deposit accounts, other customer fees and charges including rents and gain on sale of other real estate owned (REO), was $550,000 in 1995, a decrease from $682,000 in 1994 and $620,000 in 1993. Total service charge income from deposit accounts increased by 3.1% from $357,000 in 1994 to $368,000 in 1995 while total income from other charges decreased 44.2% from $325,000 in 1994 to $182,000 in 1995. This compares to 1993 figures of $374,000 in deposit accounts income and $246,000 in income from other charges. The deposit income increase in 1995 was primarily related to an increase in service charges related to return check charges which was $25,000 more than 1994 receipts. The decrease in other income charges in 1995 was related to the sale of an other real estate owned property for a gain of $192,000 in 1994. The deposit income decrease in 1994 was associated with a reduction in service charge related to return check charges. The increase in 1994 in other charges was primarily related to the gain on sale of other real estate owned previously mentioned.

 Non-interest expenses increased 6.8% to $3,355,000 in 1995, from $3,142,000 in 1994 and $3,019,000 in 1993. The increase in 1995 can be attributed to an increase in foreclosure and real estate owned expense which increased from $84,000 in 1994 to $118,000 in 1995, and was related to carrying costs on properties. Salary expense increased 6.2% from $1,681,000 in 1994 to $1,786,000 in 1995 and was due to normal staffing needs. In addition, data processing expense increased from $56,000 in 1994 to $90,000 in 1995 primarily due to a enhancement to our in-house computer system. The increase in non-interest expense in 1994 can be attributed to an increase in foreclosure and real estate owned expense which increased from $7,000 in 1993 to $84,000 in 1994 and was related to carrying costs on properties. In addition, legal expense increased 26.5% from the 1993 figure of $98,000 to $124,000 in 1994 and was related to other real estate owned, pursuing charged-off loans, taking legal action against those clients who had filed under bankruptcy protection and other general related expenses.

 Occupancy and equipment expense decreased to $457,000 in 1995 from $484,000 in 1994 and $480,000 in 1993. The decrease was primarily related to a reduction in F & E depreciation expense and a reduction in repair and maintenance.

 The Bank's allowance for loan losses as a percent of loans was 2.1% and 1.9% as of December 31, 1995 and 1994, respectively. The average in the industry for banks our size is approximately 2.2%. Total gross loans charged off in 1995 were $334,000 compared to $518,000 in 1994 and $617,000 in 1993.

 Operating expenses increased 13.7% to $1,111,000 in 1995 compared to $977,000 in 1994 and $925,000 in 1993. Increases in business development, consulting fees, data processing, director fees, and foreclosure and REO expense was the primary reason for the increase in 1995.

 PROVISION FOR INCOME TAXES

 The provision for income taxes reflects a combined Federal and California effective tax rate of 41.4% in 1995, compared to 41.3% in 1994 and 40.2% in 1993 as described in Note 7 to the Financial Statements.

 LIQUIDITY AND CAPITAL

 Liquidity is defined as the ability to meet present and future obligations either through the sale or maturity of existing assets or by the acquisition of funds through liability management. Additionally, the Bank's investment portfolio is managed to provide liquidity as well as appropriate rates of return. It is the Bank's practice to hold securities until maturity rather than actively trade its portfolio. As of December 31, 1995 the Bank had $16,428,000 in cash and cash equivalents compared to $9,246,000 as of December 31, 1994, and $10,387,000 as of December 31, 1993. The ratio of net loans to deposits as of December 31, 1995, was 66.0% compared to 68.8% as of December 31, 1994, and 71.7% as of December 31, 1993.

 The Bank maintains a portion of its assets in loans and investments with short-term maturities. More specifically, loans and investments due within one year totaled $52,455,000 at December 31, 1995, as compared to $44,482,000 at December 31, 1994, and $54,915,000 at December 31, 1993, which is equivalent to 60.4%, 56.7%, and 68.3% of total assets at the corresponding year ends, respectively.

 During 1995, the Company repurchased 3,226 shares of its common stock for a total price of $70,426. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders as long as it is economically appropriate to do so. The program has not affected the Company's liquidity or capital positions or its ability to operate as the Company's capital growth has exceeded its asset growth. In addition, the Company's subsidiary Bank remains more than well capitalized under current regulatory requirements.

 CREDIT CONCENTRATION

 A part of the subsidiary Bank's marketing strategy is to offer quality financial services to the professional and small business communities. The Company has been especially successful in targeting health care professionals. This segment has traditionally provided high levels of deposits and low loan losses. While approximately 15.6% of the Company's loans are concentrated with health care professionals, the Bank has had only two charge-offs related to this business segment totaling $133,206 since it was founded in 1982. Health care reform has received close scrutiny over the past few years as the Clinton administration continues to attempt to restructure the method by which health care is provided to the public. To date it appears that such reform is not likely to occur in the immediate future. However, over the past few years, the doctors and health care providers in the Company's communities have been adjusting to the emerging trends in this industry. This includes higher percentages of patients on Medicare; closer scrutiny from insurance carriers; and movement to managed care and "capitation" contracts. Through this process, the Company has not experienced any noticeable deterioration in credit quality. The Company cannot predict the ultimate outcome of health care reform. However, the Company closely monitors the status of reform and considers the potential impact of any reform on its current customers and its underwriting of loans to health care professionals.

 NON-PERFORMING ASSETS

 The decrease in non-performing assets from December 31, 1994 to December 31, 1995 is due primarily to a decrease in other real estate owned and a reduction of non-accrual loans. Other real estate owned consists of 3 vacant land parcels in the California counties of Alameda and Contra Costa. All properties are being actively marketed. Current comparables favor a complete recovery at the time of sale. At December 31, 1995 the $39,000 placed on non-accrual status represents one loan and no principle loss is anticipated.

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

 The Bank's Tier 1 and total risk-based capital (which includes Tier 1 and Tier
 2) ratios exceeded the current regulatory minimum at both December 31, 1995 and December 31, 1994.

 At year-end 1990, the FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period.

 The following table shows the risk-based capital ratios and the leverage ratios for 1995 and 1994, as well as the minimum regulatory requirements.
 The Bank does not foresee any material or significant impact to its manner of operation in the foreseeable future that would prevent it from meeting these requirements.


                                                                 Minimum
                                            Capital Ratios      Regulatory
                                             December 31,      Requirements
 Risk-based capital ratios:                 1995      1994         1995
 ---------- ------- -------                 ----      ----         ----

   Tier 1 capital                           12.19%   13.33%        4.00%

   Total capital                            13.29%   14.44%        8.00%

   Leverage ratio                            9.24%   10.40%        3.00%


 The decrease in the 1995 ratios is attributed to a $1,700,000 dividend paid to the Holding Company during 1995.

 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

 The primary factor which may affect future results is the fluctuation of interest rates in the market place more commonly referred to as interest rate risk. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from adverse movements in interest rates. It results from the possibility that changes in interest rates may have an adverse effect on a bank's earnings and its underlying economic value. Changes in interest rates affect a bank's earnings by changing its net interest income and the level of other interest-sensitive income and operating expenses. As mentioned previously, the potential decrease in an declining interest rate environment would be minimized by an increase in assets. In addition, earnings and growth of the company are and will be affected by general economic conditions, both domestic and international, and by monetary and fiscal policies of the United States Government, particularly the Federal Reserve Bank. See "Business-Impact of Economic Conditions and Monetary Policies".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The consolidated statement of financial position as of December 31, 1995 and 1994 and the consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1995, 1994, and 1993, together with the report of independent public accountant, follow:



                                                             FINANCIAL HIGHLIGHTS


----------------------------------------------------------------------------------------------------------------

 FOR THE YEAR ENDED                              1995         1994          1993           1992           1991
                                           ---------------------------------------------------------------------



 Net Income                                $1,315,507     $907,603      $846,771       $812,538     $1,016,324

 Per Common Share                               $2.86        $2.09         $1.97          $1.76          $2.07

 Cash Dividends per Share, declared             $1.50        $0.49         $0.24          $0.24          $0.24


 AT YEAR END
 (In Thousands)

 Deposits                                     $75,251      $67,862       $70,462        $70,452        $62,554

 Loans (Net)                                   49,645       46,691        50,541         52,047         50,800

 Assets                                        86,822       78,601        80,356         79,778         71,626

 Shareholders' Equity                          11,102       10,494         9,626          8,969          8,603

 Non-performing Loans to Total Loans              .82%        1.66%         1.88%          1.29%          1.42%

 Allowance to Non-performing Loans                252%         120%           75%           131%           119%

 Allowance to Non-performing Assets                60%          26%           29%           131%           119%

 Tier 1 Capital                                 12.19%       13.33%        11.55%         10.87%          9.92%

 Total Tier Capital                             13.29%       14.44%        12.66%         11.98%         11.02%

 Leverage Ratio                                  9.24%       10.40%         8.95%          9.81%          8.96%



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The matters addressed in this Annual Report, with the exception of the historical information presented, may incorporate certain forward-looking statements involving risks and uncertainties, including the risks discussed under the heading "Certain Factors That May Affect Future Results" and elsewhere in this Report.


This section is a review of Summit Bancshares, Inc.'s (the Company) results as reflected in the Consolidated Financial Statements. It discusses the principal items of income and expense and the factors affecting the Company's financial position. This discussion should be read together with the Selected Financial

Data and Consolidated Financial Statements included elsewhere in the Annual

Report.


The Company's wholly owned subsidiary, Summit Bank (the "Bank"), has conducted the business of a commercial bank since 1982.  It provides commercial credit and various checking and savings account products for small and midsized businesses and for professionals as well as individual consumers.


SUMMARY OF EARNINGS

The Company's net income for 1995 was $1,316,000 compared to $908,000 in 1994 and $847,000 in 1993. The increase in 1995 net income from 1994 is mainly attributed to an increase in net interest margin, as was the increase in 1994 net income from 1993. The net income of $1,316,000 for 1995 represents $2.86 per share earnings, compared to $2.09 per share in 1994 and $1.97 per share in 1993.

NET INTEREST INCOME


The primary source of income for the Company is Net Interest Income or "Gross

Margin" which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. In general, net interest income is affected by a change in interest rates. As interest rates rise or fall, so will the Company's net interest income, excluding changes in total assets. The primary reasons for this is that the Company's investment portfolio earns income on a fixed interest rate basis while a majority of the lending portfolio earns income on a floating interest rate basis. In addition, all investments are held to maturity and 84% of the investment portfolio matures in one year. Regarding loans, approximately 59% of the loans outstanding mature within one year, while the longest maturity is 7 years. In a declining interest rate environment interest income on loans will generally decline faster than the investment income and vice versa. To offset any decline in interest income due to a declining interest rate environment, the Company monitors closely its interest expense on deposits. Of the total time certificates of deposit outstanding at year end, all but 2% mature within one year while 57% mature within 90 days. Thus the Company is able to minimize the effects of a declining interest rate environment by repricing these instruments on a more frequent basis than if the average maturity were longer than 1 year. Most economists agree that interest rates may decrease .50% in the short term but should stabilize for the remainder of 1996. As such, net interest income may further decrease in the short term, however, that potential decrease would be minimized by an increase in assets.

Net interest income for 1995 was $5,464,000, an increase of 16.8% over the

$4,677,000 posted in 1994, and as compared to $4,240,000 in 1993. The increase in 1995 was primarily the result of an increase in the average prime rate which increased from 7.14% in 1994 to 8.85% in 1995. In addition, net interest income improved due to an increase in average earning assets which increased 5.1% from

$67,769,000 in 1994 to $71,245,000 in 1995. Average total deposits also increased .7% from $68,022,000 in 1994 to $68,492,000 in 1995, and as compared to $69,805,000 in 1993. $459,000 of the 1995 increase was centered in interest bearing accounts.


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


Average loans outstanding decreased by 5.2% in 1995 to $47,023,000 as compared to $49,583,000 in 1994 and $51,037,000 in 1993. Average outstanding investments increased 33.1% to $24,222,000 in 1995 as compared to $18,186,000 in

1994 and $20,748,000 in 1993. The average loan to deposit ratio declined in 1995 to 67.2% as compared
to 72.9% in 1994 and 73.1% in 1993. The yield on average earning assets was

9.8% in 1995 as compared to 8.6% in 1994 and 7.7% in 1993. The increase in 1995 and in 1994 were caused by the rise in the prime rate.


Interest  expense  increased 33.7% to $1,536,000 in 1995 from $1,148,000 in

1994 and $1,318,000 in 1993. Average interest-bearing  deposits increased .1% in

1995 to $48,599,000  as compared to $48,140,000 in 1994 and  $52,065,000 in 1993 and were  primarily  centered in the more  expensive  time  certificate  deposit accounts.  Average  non-interest  bearing  deposits  increased  5.4%  in 1995 to

$19,893,000 as compared to $18,882,000 in 1994 and $17,740,000 in 1993.  Overall

cost of funds in 1995 was 3.2% as compared to 2.4% in 1994 and 2.5% in 1993.


NON-INTEREST INCOME AND EXPENSE

Non-interest income, consisting primarily of service charges on deposit accounts, other customer fees and charges including rents and gain on sale of other real estate owned (REO), was $550,000 in 1995, a decrease from $682,000 in

1994 and $620,000 in 1993. Total service charge income from deposit accounts increased by 3.1% from $357,000 in 1994 to $368,000 in 1995 while total income from other charges decreased 44.2% from $325,000 in 1994 to $182,000 in 1995.

This compares to 1993 figures of $374,000 in deposit accounts income and

$246,000 in income from other charges. The deposit income increase in 1995 was primarily related to an increase in service charges related to return check charges which was $25,000 more than 1994 receipts. The decrease in other income charges in 1995 was related to the sale of an other real estate owned property for a gain of $192,000 in 1994. The deposit income decrease in 1994 was associated with a reduction in service charge related to return check charges. The increase in 1994 in other charges was primarily related to the gain on sale of other real estate owned previously mentioned.


Non-interest expenses increased 6.8% to $3,355,000 in 1995, from $3,142,000 in 1994 and $3,019,000 in 1993. The increase in 1995 can be attributed to an increase in foreclosure and real estate owned expense which increased from

$84,000 in 1994 to $118,000 in 1995, and was related to carrying costs on properties. Salary expense increased 6.2% from $1,681,000 in 1994 to $1,786,000 in 1995 and was due to normal staffing needs. In addition, data processing expense increased from $56,000 in 1994 to $90,000 in 1995 primarily due to a enhancement to our in-house computer system. The increase in non-interest expense in 1994 can be attributed to an increase in foreclosure and real estate owned expense which increased from $7,000 in 1993 to $84,000 in 1994 and was related to carrying costs on properties. In addition, legal expense increased

26.5% from the 1993 figure of $98,000 to $124,000 in 1994 and was related to other real estate owned, pursuing charged-off loans, taking legal action against those clients who had filed under bankruptcy protection and other general related expenses.

Occupancy and equipment expense decreased to $457,000 in 1995 from $484,000 in

1994 and $480,000 in 1993. The decrease was primarily related to a reduction in

F & E depreciation expense and a reduction in repair and maintenance.


The Bank's allowance for loan losses as a percent of loans was 2.1% and 1.9% as of December 31, 1995 and 1994, respectively. The average in the industry for banks our size is approximately 2.2%. Total gross loans charged off in 1995 were

$334,000 compared to $518,000 in 1994 and $617,000 in 1993.


Operating expenses increased 13.7% to $1,111,000 in 1995 compared to $977,000 in 1994 and $925,000 in 1993. Increases in business development, consulting fees, data processing, director fees, and foreclosure and REO expense was the primary reason for the increase in 1995.


PROVISION FOR INCOME TAXES


The provision for income taxes reflects a combined Federal and California effective tax rate of 41.4% in 1995, compared to 41.3% in 1994 and 40.2% in 1993 as described in Note 7 to the Financial Statements.


LIQUIDITY AND CAPITAL


Liquidity is defined as the ability to meet present and future obligations either through the sale or maturity of existing assets or by the acquisition of funds through liability management. Additionally, the Bank's investment portfolio is managed to provide liquidity as well as appropriate rates of return. It is the Company's practice to hold securities until maturity rather than actively trade its portfolio. As of

December 31, 1995 the Company had $16,428,000 in cash and cash equivalents compared to $9,246,000 as of December 31, 1994, and $10,387,000 as of December

31, 1993. The ratio of net loans to deposits as of December 31, 1995, was 66.0%

compared to 68.8% as of December 31, 1994, and 71.7% as of December 31, 1993.


The Bank maintains a portion of its assets in loans and investments with short-term maturities. More specifically, loans and investments due within one year totaled $52,455,000 at December 31, 1995, as compared to $44,482,000 at

December 31, 1994, and $54,915,000 at December 31, 1993, which is equivalent to

60.4%, 56.7%, and 68.3% of total assets at the corresponding year ends,

respectively.


During 1995, the Company repurchased 3,226 shares of its common stock for a total price of $70,426.  The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders as long as it is economically appropriate to do so.  The program has not affected the Company's liquidity or capital positions or its ability to operate as the Company's capital growth has exceeded its asset growth.  In addition,

the Company's subsidiary Bank remains more than well capitalized under current regulatory requirements.


CREDIT CONCENTRATION


A part of the subsidiary Bank's marketing strategy is to offer quality financial services to the professional and small business communities.

The Company has been especially successful in targeting health care professionals. This segment has traditionally provided high levels of deposits and low loan losses. While approximately 15.6% of the Company's loans are concentrated with health care professionals, the Bank has had only two charge-offs related to this business segment totaling $133,206 since it was founded in 1982. Health care reform has received close scrutiny over the past few years as the Clinton administration continues to attempt to restructure the method by which health care is provided to the public. To date it appears that such reform is not likely to occur in the immediate future.

However, over the past few years, the doctors and health care providers in the

Company's communities have been adjusting to the emerging trends in this industry. This includes higher percentages of patients on Medicare; closer scrutiny from insurance carriers; and movement to managed care and "capitation"

contracts. Through this process, the Company has not experienced any noticeable deterioration in credit quality. The Company cannot predict the ultimate outcome of health care reform. However, the Company closely monitors the status of reform and considers the potential impact of any reform on its current customers and its underwriting of loans to health care professionals.


NON-PERFORMING ASSETS


The decrease in non-performing assets from December 31, 1994 to

December 31, 1995 is due primarily to a decrease in other real estate

owned and a reduction of non-accrual loans.   Other real estate
owned consists of 3 vacant land parcels in the California counties

of Alameda and Contra Costa.   All properties are being actively marketed.

Current comparables favor a complete recovery at the time of sale.


At December 31, 1995 the $39,000 placed on non-accrual status represents one loan and no principle loss is anticipated.


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

December 31, 1995 and December 31, 1994.


At year-end 1990, the FDIC also adopted a leverage ratio requirement.

This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period.

The following table shows the risk-based capital ratios and the leverage ratios for 1995 and 1994, as well as the minimum regulatory requirements.

The Bank does not foresee any material or significant impact to its manner of operation in the foreseeable future that would prevent it from meeting these requirements.


                                                                 Minimum
                                            Capital Ratios      Regulatory
                                             December 31,      Requirements
Risk-based capital ratios:                  1995      1994         1995
---------- ------- -------                  ----      ----         ----

   Tier 1 capital                           12.19%   13.33%        4.00%

   Total capital                            13.29%   14.44%        8.00%

   Leverage ratio                            9.24%   10.40%        3.00%


The decrease in the 1995 ratios is attributed to a $1,700,000 dividend paid to the Holding Company during 1995.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS


The primary factor which may affect future results is the fluctuation of interest rates in the market place more commonly referred to as interest rate risk.  Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from adverse movements in interest rates.  It results from the possibility that changes in interest rates may have an adverse effect on a bank's earnings and its underlying economic value.  Changes in interest rates affect a bank's earnings by changing its net interest income and the level of other interest-sensitive income and operating expenses.  As mentioned previously, the potential decrease in an declining interest rate environment would be minimized by an increase in assets.  In addition,

earnings and growth of the company are and will be affected by general economic conditions, both domestic and international, and by monetary and fiscal policies of the United States Government, particularly the

Federal Reserve Bank.  See "Business-Impact of Economic Conditions and

Monetary Policies".

Market Price of the Company's Stock and Dividends


According to the Company's records, there were 326 record holders of its stock at December 31, 1995. The following table reflects the cash dividends declared as well as the high and low bid prices which were obtained from the Market

Maker. These prices reflect retail mark-up and may not represent actual transactions.


                                                  DIVIDENDS
                            HIGH       LOW        DECLARED
                            ----       ---        --------

1995

  First Quarter......     $22 3/4     21 1/4      $ ---
  Second Quarter.....      21 3/4     21 3/4        .25
  Third Quarter......      25 1/4     22 3/4        ---
  Fourth Quarter.....      26 ---     26 ---       1.25
                                                  -----
                                                  $1.50
                                                  =====

1994

  First Quarter......     $14 1/4    $13 ---      $ ---
  Second Quarter.....      16 3/4     16 ---        .12
  Third Quarter......      17 3/4     16 1/2        .25
  Fourth Quarter.....      25 ---     18 1/2        .12
                                                  -----
                                                  $ .49
                                                  =====



The Company presently intends to continue the policy of paying regular semi-annual cash dividends. Future dividends will depend upon the earnings of the Company and management's assessment of the future needs for funds.

                                  Market Maker


                                 Marc F. Arnett
                                 Hoefer & Arnett
                               Investment Bankers
                              100 Pine, Fifth Floor
                             San Francisco, CA 94111
                                 (415) 362-7111



                                 SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                       DECEMBER 31, 1995 AND 1994
-----------------------------------------------------------------------------------------------------------





ASSETS                                                                          1995               1994
                                                                            -----------        -----------

Cash and due from banks                                                     $ 6,827,803        $ 5,746,342

Federal funds sold                                                            9,600,000          3,500,000
-----------------------------------------------------------------------------------------------------------

Cash and cash equivalents (Note 1)                                           16,427,803          9,246,342

Time deposits with other financial institutions                              11,002,000          7,039,000

Investment securities (fair value of $6,089,762 at December 31, 1995
and $10,218,634 at December 31, 1994 - Note 2) held-to-maturity               6,018,457         10,324,992

Loans, net of allowance for loan losses of
 $1,024,922 at December 31, 1995 and $931,878
 at December 31, 1994 (Notes 3, 4, and 5)                                    49,644,756         46,691,459

Other real estate owned (Note 3)                                              1,302,554          2,865,747

Premises and equipment, net (Note 6)                                            871,553            848,703

Interest receivable and other assets                                          1,554,589          1,585,109
-----------------------------------------------------------------------------------------------------------

     TOTAL ASSETS                                                           $86,821,712        $78,601,352
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:

 Demand                                                                     $27,572,629        $22,468,813

 Interest-bearing transaction accounts                                       26,394,225         28,814,712

 Savings                                                                      2,365,403          3,109,239

 Time certificates $100,000 and over                                         13,098,049         10,267,686

 Other time certificates                                                      5,820,608          3,201,626


-----------------------------------------------------------------------------------------------------------






     Total Deposits                                                          75,250,914         67,862,076
-----------------------------------------------------------------------------------------------------------


Interest payable and other liabilities                                          468,537            245,520
-----------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                       75,719,451         68,107,596
-----------------------------------------------------------------------------------------------------------


Commitments and contingent liabilities (Note 11)

Shareholders' Equity (Notes 8, 9, and 10):

Preferred Stock, no par value:

 2,000,000 shares authorized, no shares outstanding                                   0                  0

Common Stock, no par value:

 3,000,000 shares authorized;
 424,259 shares outstanding at December 31, 1995 and
 427,485 shares outstanding at December 31, 1994                              3,767,258          3,837,684

Retained earnings                                                             7,335,003          6,656,072
-----------------------------------------------------------------------------------------------------------

     TOTAL SHAREHOLDERS' EQUITY                                              11,102,261         10,493,756
-----------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $86,821,712        $78,601,352
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.



                                    SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
----------------------------------------------------------------------------------------------------------------------------




                                                                                  1995             1994             1993
                                                                               ----------       ----------       ----------

INTEREST INCOME:

 Interest and fees on loans                                                    $5,574,272       $5,044,315       $4,858,060

 Interest on time deposits with other financial institutions                      493,250          409,858          455,306

 Interest on U. S. government treasury securities                                 521,808          193,253           10,702

 Interest on investment securities exempt from federal income taxes                36,722           18,850           63,061

 Interest on federal funds sold                                                   374,010          159,175          170,938
----------------------------------------------------------------------------------------------------------------------------

   TOTAL INTEREST INCOME                                                        7,000,062        5,825,451        5,558,067
----------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:

 Interest on savings deposits                                                      53,248           63,575           75,212

 Interest on interest-bearing transaction accounts                                619,574          607,289          719,988

 Interest on time deposits                                                        863,034          477,394          522,647
----------------------------------------------------------------------------------------------------------------------------

   TOTAL INTEREST EXPENSE                                                       1,535,856        1,148,258        1,317,847
----------------------------------------------------------------------------------------------------------------------------

   NET INTEREST INCOME                                                          5,464,206        4,677,193        4,240,220

Provision for loan losses (Note 3)                                                415,000          670,000          430,800
----------------------------------------------------------------------------------------------------------------------------

   NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                             5,049,206        4,007,193        3,809,420
----------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME:

 Service charges on deposit accounts                                              368,293          356,853          374,084

 Other customer fees and charges                                                  181,530          325,417          246,065






----------------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST INCOME                                                      549,823          682,270          620,149
----------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE:

 Salaries and employee benefits                                                 1,786,070        1,681,273        1,612,634

 Occupancy expense (Notes 6 and 11)                                               360,020          350,450          334,715

 Equipment expense (Notes 6 and 11)                                                97,189          133,569          145,438

 FDIC assessment                                                                   83,797          151,135          155,447

 Legal expense                                                                    116,872          123,849           97,931

 Insurance expense                                                                 80,324           85,101           89,249

 Foreclosure and REO expense                                                      117,920           84,101            7,087

 Other                                                                            712,510          532,978          576,141
----------------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST EXPENSE                                                   3,354,702        3,142,456        3,018,642
----------------------------------------------------------------------------------------------------------------------------

   INCOME BEFORE INCOME TAXES                                                   2,244,327        1,547,007        1,410,927

Provision for income taxes (Note 7)                                               928,820          639,404          564,156
----------------------------------------------------------------------------------------------------------------------------

   NET INCOME                                                                  $1,315,507       $  907,603       $  846,771
----------------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE (Note 8):

 Weighted average shares outstanding                                              460,097          434,616          429,029
----------------------------------------------------------------------------------------------------------------------------

   NET INCOME PER SHARE                                                             $2.86            $2.09            $1.97
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.




                                                  SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
----------------------------------------------------------------------------------------------------------------------------


                                                                 Number of Shares                   Retained
                                                                  Outstanding      Common Stock     Earnings      Total
----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1992                                        421,284        $3,764,011    $5,205,317    $ 8,969,328

Issuance of Cash Dividends, $.24 per share (Note 10)                      0                 0      (100,447)      (100,447)

Repurchase of Common Stock                                           (6,882)          (89,052)            0        (89,052)

Net Income                                                                0                 0       846,771        846,771

----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993                                        414,402        $3,674,959    $5,951,641    $ 9,626,600

Issuance of Cash Dividends, $.49 per share (Note 10)                      0                 0      (203,172)      (203,172)

Stock Options Exercised (Note 9)                                     16,800           219,912             0        219,912

Repurchase of Common Stock                                           (3,717)          (57,187)            0        (57,187)

Net Income                                                                0                 0       907,603        907,603

----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994                                        427,485        $3,837,684    $6,656,072    $10,493,756

Issuance of Cash Dividends, $1.50 per share (Note 10)                     0                 0      (636,576)      (636,576)

Repurchase of Common Stock                                           (3,226)          (70,426)            0        (70,426)

Net Income                                                                0                 0     1,315,507      1,315,507

----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                                        424,259        $3,767,258    $7,335,003    $11,102,261

----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.




                                          SUMMIT BANCSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

---------------------------------------------------------------------------------------------------------------



                                                                  1995              1994              1993
                                                             -------------      -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                       $ 6,502,009        $ 5,146,813       $ 5,034,356
     Fees received                                             1,058,317          1,149,840         1,165,529
     Interest paid                                            (1,375,953)        (1,130,943)       (1,349,985)
     Cash paid to suppliers and employees                     (3,245,453)        (2,934,212)       (2,890,781)
     Income taxes paid                                        (1,111,654)          (625,947)         (612,000)
                                                             ------------       ------------      ------------
        Net cash provided by operating activities              1,827,266          1,605,551         1,347,119
                                                             ------------       ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) decrease in time deposits with other
        financial institutions                                (3,963,000)         8,125,000        (5,753,000)
     Maturity of investment securities                         7,607,380          2,846,509         3,309,972
     Purchase of investment securities                        (3,300,845)       (12,472,988)         (796,891)
     Net (increase) decrease in loans to customers            (3,068,584)         2,160,530           295,991
     Recoveries on loans previously charged off                   11,752             51,380            15,594
     (Increase) decrease in premises and equipment              (112,869)           121,687            (1,330)
                                                             ------------       ------------      ------------
        Net cash provided by (used in) investing activities   (2,826,166)           832,118        (2,929,664)
                                                             ------------       ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in demand, interest
     bearing transaction, and savings deposits                 1,939,493             96,455         1,508,121
     Net increase (decrease) in time deposits                  5,449,345         (2,699,716)       (1,497,893)
     (Increase) decrease in other assets                       1,498,525           (935,074)         (959,764)
     Exercise of stock options                                         0            219,912                 0
     Repurchase of common stock                                  (70,426)           (57,187)          (89,052)
     Dividends paid                                             (636,576)          (203,172)         (100,447)
                                                             ------------       ------------      ------------
        Net cash provided by (used in) financing activities    8,180,361         (3,578,782)       (1,139,035)
                                                              -----------       ------------      ------------
Net increase (decrease) in cash and cash equivalents           7,181,461         (1,141,113)       (2,721,580)
Cash and cash equivalents at the beginning of the year         9,246,342         10,387,455        13,109,035
                                                             -----------        -----------       -----------
Cash and cash equivalents at the end of the year             $16,427,803        $ 9,246,342       $10,387,455
                                                             ===========        ===========       ===========









Reconciliation of net income to net cash provided by operating activities:


Net Income                                                   $ 1,315,507        $   907,603       $   846,771

Adjustments to reconcile net income to net cash provided
 by operating activities:
        Depreciation and amortization                            142,154            155,284           178,678
        Provision for loan losses                                415,000            670,000           430,800
        (Increase) decrease in interest receivable               (14,808)          (188,857)           71,833
        Increase (decrease) in unearned loan fees                 25,249            (22,211)          (50,164)
        Increase (decrease) in accrued interest payable          159,903             17,315           (32,138)
        (Increase) decrease in prepaid expenses                  (33,272)            10,233             4,710
        Increase (decrease) in accounts payable                      367             42,727           (55,527)
        Increase (decrease in income tax payable                (182,834)            13,457           (47,844)
                                                                ---------          --------          --------
          Total adjustments                                      511,759            697,948           500,348
                                                                --------          ---------          --------
Net cash provided by operating activities                    $ 1,827,266        $ 1,605,551       $ 1,347,119
                                                              ==========         ==========         =========

---------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995



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



NATURE OF OPERATION


The Bank has conducted the business of a commercial bank since

July 1, 1982.  The Bank operates 3 branches and provides commercial credit and other banking services to small and mid-sized businesses and professionals, including professional firms of physicians, attorneys,

accountants, real estate developers, retailers and service firms, wholesalers and distributors.


USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

BASIS OF PRESENTATION


The consolidated financial statements include the accounts of the

Company and the Bank.  Significant intercompany transactions have been eliminated in consolidation.  Certain prior years' amounts have been reclassified to conform with present year presentation.


INVESTMENT SECURITIES


All investment securities are classified as held to maturity and are carried at cost, adjusted for amortization of premium and accretion of discount using a method that approximates the effective interest method.

Gains and losses on sale or redemption of securities are determined using the specific identification method.



PREMISES AND EQUIPMENT


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


LOANS


Loans are stated at the principal amount outstanding.  Interest income is accrued daily using the simple interest method.  Loans are placed on nonaccrual status when management believes that there is serious doubt as to the collection of principal or interest, or when they become contractually past-due 90 days or more with respect to principal or interest, except for loans that are well secured and in the process of collection.  When loans are placed on nonaccrual status, any accrued but uncollected interest is reversed from current income, and additional income is recorded only as payments are received.  Loan origination and commitments fees, offset by certain direct loan origination costs, are deferred and amortized as yield adjustments over the contractual lives of the related loans.


ALLOWANCE FOR LOAN LOSSES


The allowance for loan losses is based upon estimates of potential loan losses and is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to expense and reduced by net charge-offs. The Bank considers its past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors in periodic evaluations of the adequacy of the allowance balance.  The allowance for loan losses is based on estimates,

and ultimate losses may vary from current estimates.


OTHER REAL ESTATE OWNED


Other real estate owned is comprised of properties acquired through foreclosure.  These properties are carried at the lower of the recorded loan balance or their estimated fair market value based on appraisal. When the recorded loan balance exceeds the fair value of the property, the difference is charged to the allowance for loan losses at the time of acquisition.  Subsequent declines in value from the recorded amount, if any, and gains or losses upon disposition are included in noninterest expense or income as appropriate.  Operating expenses related to other real estate owned are charged to noninterest expense in the period incurred.


INCOME TAXES


Income taxes reported in the statements of income are computed at current tax rates, including deferred taxes resulting from timing differences between the recognition of items for tax and financial reporting purposes.


The Company records deferred taxes based on the liability method.  The net deferred tax liability or asset is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities.  Under this method, the computation of the net deferred tax liability or asset gives current recognition to changes in tax laws and rates.


CASH AND CASH EQUIVALENTS


For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.

Generally, federal funds sold are purchased and sold for one-day periods.

2.  INVESTMENT SECURITIES

The amortized cost and estimated fair values of investments in debt securities held-to-maturity as of December 31, 1995 are as follows:


                                          Gross       Gross       Estimated
                          Amortized    Unrealized   Unrealized      Fair
                            Cost          Gains       Losses        Value
                          ---------    ----------   ----------    ---------


U.S. Treasury
  securities            $ 6,018,457     $71,305      $      0   $ 6,089,762



The amortized cost and estimated fair values of investments in debt securities held-to-maturity as of December 31, 1994 are as follows:


                                          Gross       Gross       Estimated
                          Amortized    Unrealized   Unrealized      Fair
                            Cost          Gains       Losses        Value
                          ---------    ----------   ----------    ---------


U.S. Treasury
  securities            $ 8,981,172     $     0      $103,445   $ 8,877,727

Obligations of
  states and political
  subdivisions            1,343,820           0         2,913     1,340,907
----------------------------------------------------------------------------

     TOTAL              $10,324,992     $     0      $106,358   $10,218,634
----------------------------------------------------------------------------



The amortized cost and estimated fair value of debt securities at December

31, 1995 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                        Estimated
                                       Amortized          Fair
                                         Cost             Value
                                       ---------        ---------

Due in one year or less               $5,030,670       $5,080,388

Due after one year through
  five years                             987,787        1,009,374
                                      ----------       ----------
                                      $6,018,457       $6,089,762
                                      ==========       ==========


There were no sales of investments in debt securities during 1995 or 1994.

At December 31, 1995, securities carried at $2,988,413 were pledged to secure public deposits, as required by law.



3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loans as of December 31, 1995 and 1994 (net of unearned loan fees of $253,535 and $228,286, respectively), is as follows:


                                            1995             1994
                                         -----------      -----------

Commercial loans                         $30,471,500      $30,355,200
Real estate loans                          6,192,518        4,872,953
Real estate construction loans             8,432,480        5,822,380
Installment loans                          5,523,598        6,449,741
Lease financing                               50,971          132,206
-----------------------------------------------------------------------------
                                          50,671,067       47,632,480
Less: Unearned income on leases               (1,389)         (9,143)
-----------------------------------------------------------------------------
                                          50,669,678       47,623,337
Less: Allowance for loan losses           (1,024,922)        (931,878)
-----------------------------------------------------------------------------
                                         $49,644,756      $46,691,459
-----------------------------------------------------------------------------


The changes in the allowance for loan losses for the years ended

December 31, 1995, 1994 and 1993 are as follows:



                                             1995      1994      1993
                                         ----------  --------  --------

Balance, beginning of period             $  931,878  $728,353  $899,083
Provision for loan losses                   415,000   670,000   430,800
Recoveries                                   11,752    51,380    15,594
Loans charged-off                          (333,708) (517,855) (617,124)
-----------------------------------------------------------------------------
Balance, end of period                   $1,024,922  $931,878  $728,353
-----------------------------------------------------------------------------


The following table provides information with respect to the subsidiary Bank's past due loans and components for non-performing assets at the dates indicated.


                                       Non-Performing Assets
                                       ---------------------
                                           (000 Omitted)
                                            December 31,
                                       1995      1994        1993
                                       --------------        ----

----------------------------------------------------------------------------

Loans 90 days or more past
 due & still accruing:

    Commercial                     $  367     $  207     $     0
----------------------------------------------------------------------------


Non-accrual loans:

   Commercial                          39        232         480
   Real Estate                          0        340         338
   Consumer                             0          0         148
----------------------------------------------------------------------------

     TOTAL                             39        572         966
----------------------------------------------------------------------------

Other Real Estate Owned             1,303      2,866       1,509
----------------------------------------------------------------------------

TOTAL NON-PERFORMING ASSETS        $1,709     $3,645      $2,475
                                    =====      =====       =====


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


As of December 31, 1995 and 1994, loans totalling $38,616 and $571,500,

respectively, were on nonaccrual.  Interest foregone on nonaccrual loans as of December 31, 1995 and December 31, 1994 were $5,544 and $144,577,

respectively. The Bank grants commercial, construction and installment loans to customers mainly in the California counties of Alameda and Contra

Costa. Although the Bank has a diversified loan portfolio, a substantialportion of its commercial loan portfolio is concentrated in loans tocustomers in or related to the medical profession. The greater portion of these loans are secured by real estate located within the two counties. Theamount in other real estate owned is comprised of three vacant land parcels.

4. IMPAIRED LOANS

The Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a

Loan," and SFAS No. 118, " Accounting by Creditors for Impairment of a Loan -

Income Recognition and Disclosures," as of January 1, 1995.  SFAS No. 114

requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans's original effective interest rate.  As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.


The Bank had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114.  As a result of adopting these statements, no additional allowance for loan losses was required as of

January 1, 1995.


As of December 31, the Bank's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:


                                                        1995
                                            ---------------------------
                                             Recorded         Valuation
                                            Investment        Allowance



Impaired loans -

   Valuation allowance required                     0                0
   No valuation allowance required            616,289                0

The average recorded investment in impaired loans for the year ended 1995 was $713,336.


Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal.  The Bank recognized interest income on impaired loans of $82,370 for the year ended

December 31, 1995.

5.  RELATED PARTY TRANSACTIONS


The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates.  In management's opinion and as required by federal law, loans to related parties are granted on the same terms,

including interest rates and collateral, as those prevailing at the same time for comparable transactions with others, and do not involve more than normal risk of collectibility or present other unfavorable features.  As of December

31, 1995 and 1994, loans outstanding to directors, officers, principal shareholders and their known associates were $243,355 and $775,993,

respectively.  In 1995 advances on such loans were $443,709 and collections were $319,930.  In 1994 advances on such loans were $283,208 and collections were $307,700.  In 1994, a Director resigned from the Board of

Directors who has outstanding loans of $656,417 as of December 31, 1995 that were not included in the 1995 totals.

6.  PREMISES AND EQUIPMENT


Premises and equipment consisted of the following:


                                              Accumulated
                                              Depreciation/       Net Book
                                Cost          Amortization         Value
                                ----          ------------         -----

December 31, 1995:
  Land and building          $  497,912       $   84,585          $413,327
  Leasehold improvements      1,033,200          737,108           296,092
  Furniture and equipment       412,896          250,762           162,134
                              ---------        ---------           -------
    Total                    $1,944,008       $1,072,455          $871,553
                             ----------       ----------          --------

December 31, 1994:
  Land and building          $  497,912       $   66,779          $431,133
  Leasehold improvements      1,035,345          662,363           372,982
  Furniture and equipment       297,882          253,294            44,588
                              ---------        ---------           -------
    Total                    $1,831,139       $  982,436          $848,703
                             ----------        ---------          --------

-----------------------------------------------------------------------------


Depreciation and amortization included in occupancy and equipment expenses were $142,154, $155,284 and $178,678 for the years ended December 31, 1995,

1994 and 1993, respectively.

7.  INCOME TAXES


The provision (benefit) for income taxes consists of the following:


                                1995             1994             1993
                            ------------     ------------     ------------
Current:
  Federal                     $714,000         $562,000         $438,000
  State                        223,000          202,000          159,000
                              ---------        ---------         -------
Total current                  937,000          764,000          597,000

Deferred:
  Federal                      (37,000)         (95,000)         (27,000)
  State                         29,000          (30,000)          (6,000)
                              ---------        ---------         --------
Total deferred                 ( 8,000)        (125,000)         (33,000)

Total taxes                   $929,000         $639,000         $564,000
-------------------------------------------------------------------------------



The components of the net deferred tax asset of the Company as of December

31, 1995 and 1994 were as follows:


                                                   1995               1994
-------------------------------------------------------------------------------

Deferred Tax Assets:

    Allowance for loan losses                     $351,000           $357,000

   State taxes                                      65,000             27,000

   Depreciation                                     54,000             49,000

   Other                                             3,000             25,000

--------------------------------------------------------------------------------

Deferred Tax Liabilities:

  Lease Income and Other                           (13,000)            (6,000)
--------------------------------------------------------------------------------

Total                                             $460,000           $452,000
--------------------------------------------------------------------------------



The provisions for income taxes applicable to operating income differ from the amount computed by applying the statutory federal tax rate to operating income before taxes.  The reasons for these differences are as follows:


                                   1995                    1994                  1993
                            ------------------      ------------------    ------------------

                            Amount     Percent      Amount     Percent    Amount     Percent
                            ------     -------      ------     -------    ------     -------

Federal income tax
expense, based on the
statutory federal
income tax rate            $763,000     34.0%     $526,000      34.0%    $480,000     34.0%

Municipal income            (13,000)    (0.6%)     (20,000)     (1.3%)    (56,000)    (3.7%)

State franchise taxes,
net of federal income
tax benefit                 166,000      7.4%      111,000       7.2%     102,000      7.2%

Other, net                   13,000      0.6%       22,000       1.4%      38,000      2.7%
--------------------------------------------------------------------------------------------

  Tax Provision            $929,000     41.4%     $639,000      41.3%    $564,000     40.2%
--------------------------------------------------------------------------------------------


8.  SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE


The Company has 2,000,000 authorized shares of no par value, serial preferred stock of which no shares have been issued.  Earnings per share amounts have been computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the years, including the effect of stock options.

9.  STOCK OPTION PLAN

The Company adopted an incentive stock option plan in 1982 and reserved

40,000 shares of the Company's common stock for issuance under this plan.

In 1986 the Directors and shareholders approved increasing the number of shares in this plan to 90,000.  The additional shares were registered in accordance with federal and state securities laws in 1987.  In 1987, the

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


In 1992, the Shareholders approved the 1992 Employee and Consultant Stock

Option Plan ( the "1992 Plan") which was designed to replace the 1982

Incentive Stock Option Plan which expired on February 28, 1992, after which no new unallocated stock options may be granted.  The 1992 Plan was designed to carryforward the remaining 82,995 options issued but not exercised under the 1982 Incentive Plan at the then current market price.  No new additional shares of the Company have been reserved for issuance under the 1992 Plan.

Following is a summary of stock option activity under the 1982 Incentive Stock

Option Plan during the years ended December 31, 1993, 1994 and 1995:



     OPTIONS OUTSTANDING
  -------------------------
                                    SHARES
                                  AVAILABLE
                                     FOR          NUMBER OF        PRICE
                                    GRANT          SHARES        PER SHARE
--------------------------------------------------------------------------------

Balance December 31, 1992               0          82,995     $10.00 - $13.63

Options Terminated                  6,200          (6,200)    $11.25 - $13.00

--------------------------------------------------------------------------------

Balance December 31, 1993           6,200          76,795     $10.00 - $13.63

Options Exercised                       0         (16,800)    $11.25 - $13.63

Options Terminated                  2,900          (2,900)    $11.25 - $13.00

Options Transferred to
  1992 Plan                        (9,100)              0              $ 0.00

------------------------------------------------------------------------------

Balance December 31, 1994               0          57,095     $10.00 - $13.63

Options Terminated                    500            (500)    $11.25 - $13.00

Options Transferred to
  1992 Plan                          (500)              0              $ 0.00
------------------------------------------------------------------------------

Balance December 31, 1995               0          56,595     $10.00 - $13.63
------------------------------------------------------------------------------


Options for 33,623 shares at an average price of $10.84 per share were exercisable at December 31, 1995.

Following is a summary of stock option activity under the 1992 Employee and

Consultant Stock Option Plan during the years ended December 31, 1993, 1994 and 1995:


                                                     OPTIONS OUTSTANDING
                                                 -----------------------------
                                     SHARES
                                    AVAILABLE
                                       FOR          NUMBER OF        PRICE
                                      GRANT          SHARES        PER SHARE
------------------------------------------------------------------------------

Balance December 31, 1992            82,995               0              0
------------------------------------------------------------------------------

Balance December 31, 1993            82,995               0              0

Options Granted                      (9,100)          9,100         $17.75

Option Exercised Under 1982 Plan    (16,800)              0           N/A
------------------------------------------------------------------------------

Balance December 31, 1994            57,095           9,100         $17.75

Options Terminated                      500            (500)        $17.75

Additional Options
 Available for Grant
 from 1982 Plan                         500               0          $0.00
------------------------------------------------------------------------------

Balance December 31, 1995            58,095           8,600         $17.75
------------------------------------------------------------------------------


Options for 860 shares at an average price of $17.75 per share were exercisable at December 31, 1995.


In addition to the above plan, shareholders approved, in 1989, the 1989

Non-Qualified Stock Option Plan for Directors, including Advisory Board members, and reserved 35,000 shares of the Company's common stock for issuance under this plan.  The plan was established to give appropriate recognition to this group of individuals for their continuing responsibility for the

Company's growth and profitability.  As of December 31, 1995, of the 10,750 options granted at an exercise price of $11.00 per share, 4,250 had been exercised in prior years and the remainder forfeited leaving 30,750 shares available for options under this plan.

 10.  RESTRICTIONS


 The Bank is regulated by the Federal Deposit Insurance Corporation, whose regulations do not specifically limit payment of dividends, and the

 California State Banking Department.  California banking laws limit dividends to the lesser of retained earnings or net income less cash dividends paid for the last three years.  Under these restrictions, at December 31, 1995, the

 Bank could pay dividends to the Company of up to approximately $466,101 without prior regulatory approval.



 Generally, banks are required to maintain reserves with the Federal Reserve

 Bank equal to a percentage of their reservable deposits.  In 1994 and 1995 the Bank was required to maintain average reserve balances of $23,000 and

 $94,000, respectively.

11.  COMMITMENTS AND CONTINGENT LIABILITIES


The Company is obligated for rental payments under certain operating lease and contract agreements.  Total rental expense for all leases included in occupancy and equipment expenses was $208,215, $182,974 and $177,072 for the years ended December 31, 1995, 1994 and 1993.  At December 31, 1995, the

approximate future minimum payments for noncancelable leases with initial or remaining terms in excess of one year were as follows:



    1996                                          $190,363
    1997                                           158,151
    1998                                           113,055
    1999                                            57,238
    2000                                            57,238
    Thereafter                                       4,770




The Company is subject to various pending and threatened legal actions which arise out of the normal course of business.  In the opinion of management,

the disposition of claims currently pending will not have a material adverse effect on the Company's financial position.

12.  PENSION PLAN

The Company provides pension benefits for all its eligible employees through a 401(k) Profit Sharing Program which was adopted in 1984.

Under the terms of the plan, eligible employees are allowed to contribute, under the 401(k) portion of the plan, up to 15% of their salaries.  The Company in turn will match 25% of the employee's contribution up to a maximum of $500 annually.  Under this part of the plan, $4,425 was contributed in 1995, $3,608 in 1994 and $5,403 in 1993.


In addition, the Company may contribute up to 15% of eligible employees' annual compensation to the profit sharing portion of this plan.  Such contributions were $92,156 in 1995, $56,650 in 1994, and

$49,715 in 1993.  Employees' interest in the contributions made by the Company on their behalf become 100% vested in accordance with a 7 year program.  Any forfeited amounts are redistributed among the remaining participants in the plan.

13.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK


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


                                                        Contract Amount
                                                        -------- ------

   At December 31, 1995, financial instruments whose contract amounts represent credit risk:

   Commitments to extend credit in the future             $12,397,150

   Standby letters of credit                                1,696,865



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


Approximately 15.6% of the Company's loans are concentrated with health care professionals.

14.  NEW ACCOUNTING PRONOUNCEMENTS

In November, 1995, the FASB issued Statement of Financial Accounting

Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation."

The Company will adopt the statement on January 1, 1996.  The statement recommends that companies change the accounting method for their stock-based compensation plans, but also allows companies to use pro forma disclosure.  The Company has decided to maintain its current accounting policies and will disclose pro forma information in the footnotes, as described in SFAS No. 123.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 (SFAS No.107),

"Disclosures about Fair Value of Financial Instruments," requires the Bank to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for

which it is practical to estimate fair value.   Following is a summary of

the estimated fair value for each class of financial instrument as of

December 31, 1995 and the methods and assumptions used to evaluate them:


                                              Carrying             Fair
                                               Value               Value
                                               -----               -----


Cash and due from banks                     $ 6,827,803         $ 6,827,803
Federal funds sold                            9,600,000           9,600,000
Investment securities                         6,018,457           6,089,762
Due from bank - time                         11,002,000          11,034,580
Loans                                        49,644,756          49,656,813
Deposits
   Demand                                    27,572,629          27,572,629
   Interest - bearing transaction accts      26,394,225          26,394,225
   Savings                                    2,365,403           2,365,403
   Time certificates                         18,918,657          18,942,792



Cash and due from banks have a relatively short period of time between their origination and their expected realization and are valued at their carrying amounts. The fair value of investment securities and due from banks - time were estimated using quoted market prices or dealer quotes.


The allowance for loan losses and overdrafts are valued at the carrying amount.

All other loans are valued by loan type.  Loans are spread monthly by maturity and repricing date.  To determine the fair value the interest rate used to discount the cash flows is the current market rate for a like class of loans.

Loan fees were not taken into consideration.

The fair value of noninterest-bearing, interest-bearing transaction accounts and savings deposits is the amount payable on demand as of

December 31, 1995.  The fair value of fixed-maturity certificates of deposits is estimated using the rates currently offered for deposits of similar remaining maturities.


The Bank has off balance sheet commitments comprising of letters of credit and loan commitments with a contract amount of $1,696,865, and $12,397,150,

respectively.  The fair value of these off balance sheet commitments is not material.

16. SUMMIT BANCSHARES, INC. (PARENT COMPANY ONLY)


The following are the statements of financial position as of December 31,

1995 and 1994 and the related statements of income and cash flows for the years ended December 31, 1995, 1994 and 1993 for Summit Bancshares, Inc.

(parent company only):



STATEMENTS OF FINANCIAL POSITION
-----------------------------------------------------------------------------
                                                          December 31,
                                                   --------------------------
                                                      1995          1994
-----------------------------------------------------------------------------

Assets:

   Cash                                         $    21,339    $    56,719

   Short term investments                         1,100,000      1,395,000

   Loan participation with subsidiary             1,844,771        353,289

   Land and building                                413,327        431,133

   Investment in subsidiary                       7,637,180      8,077,222

   Other assets                                     128,659        208,159

-----------------------------------------------------------------------------
     TOTAL ASSETS                               $11,145,276    $10,521,522
-----------------------------------------------------------------------------
Liabilities:

  Accounts payable                              $     4,350    $     4,350

  Income taxes payable                               38,665         23,416
-----------------------------------------------------------------------------
     TOTAL LIABILITIES                               43,015         27,766
-----------------------------------------------------------------------------






Shareholders' equity:

   Common stock                                   3,767,258      3,837,684

   Retained earnings                              7,335,003      6,656,072
-----------------------------------------------------------------------------

     TOTAL SHAREHOLDERS' EQUITY                  11,102,261     10,493,756
-----------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  11,145,276    $10,521,522
-----------------------------------------------------------------------------




STATEMENTS OF INCOME
------------------------------------------------------------------------------

                                              Year Ended December 31,
                                        --------------------------------------
                                           1995        1994        1993
------------------------------------------------------------------------------
Income:

 Interest on short-term
  investments and loan                $   97,810    $ 92,777    $ 61,163

 Rental and other income                  41,760      42,055      42,543
------------------------------------------------------------------------------
   TOTAL INCOME                          139,570     134,832     103,706
------------------------------------------------------------------------------
Expense:

 Miscellaneous expense                    45,000      34,317      36,431
------------------------------------------------------------------------------
   TOTAL EXPENSE                          45,000      34,317      36,431
------------------------------------------------------------------------------
Income before income tax
 and equity in earnings
 of subsidiary                            94,570     100,515      67,275
------------------------------------------------------------------------------
Provision for income taxes                39,020      41,804      27,756
------------------------------------------------------------------------------

Income before equity in
 earnings of subsidiary                   55,550      58,711      39,519

Equity in earnings of
 subsidiary                            1,259,957     848,892     807,252
------------------------------------------------------------------------------
   NET INCOME                         $1,315,507    $907,603    $846,771
------------------------------------------------------------------------------



                                        SUMMIT BANCSHARES, INC.
               STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993
----------------------------------------------------------------------------------------------------------------
                                                                     1995             1994            1993
                                                                ------------       ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                          $    85,249        $  92,777       $  61,163
     Forward lease payments received                                      0                0               0
     Rental income                                                   52,200           52,200          43,500
     Other income                                                    12,561              295             783
     Cash paid to suppliers                                         (27,192)         (16,509)        (18,623)
     Property taxes paid                                                  0           (4,060)              0
     Property tax refund                                              4,060                0               0
     Income taxes paid                                              (23,774)         (37,789)        (22,556)
     Income tax refund                                                    0               53          27,855
                                                                 -----------        ---------       ---------
        Net cash provided by operating activities                   103,104           86,967          92,122
                                                                 -----------        ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) decrease in short term investments                  295,000         (221,000)       (355,000)
     Net (increase) decrease in loans                            (1,491,482)         430,295        (299,919)
     (Increase) decrease in land and building                             0          (18,800)              0
     Dividend received from subsidiary                            1,700,000                0         750,000
                                                                 -----------        ---------       ---------
        Net cash provided by (used in) investing activities         503,518          190,495          95,081
                                                                 -----------        ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Stock options exercised                                              0          219,912               0
     (Increase) decrease in other assets                             65,000         (191,049)              0
     Purchase of common stock                                       (70,426)         (57,186)        (89,053)
     Dividends paid                                                (636,576)        (203,173)       (100,446)
                                                                 -----------        ---------       ---------
        Net cash used in financing activities                      (642,002)        (231,496)       (189,499)
                                                                 -----------        ---------       ---------
Net increase (decrease) in cash and cash equivalents                (35,380)          45,966          (2,296)
Cash at the beginning of the year                                    56,719           10,753          13,049
                                                                 -----------        ---------       ---------
Cash at the end of the year                                     $    21,339        $  56,719       $  10,753
                                                                ===========        =========       ==========


Reconciliation of net income to net cash provided by operating activities:


Net Income                                                      $ 1,315,507        $ 907,603       $  846,771
Adjustments to reconcile net income to net cash
 provided by operating activities:
        Depreciation and amortization                                17,808          17,808            17,808
        Non-cash earnings from subsidiary                        (1,259,957)       (848,892)         (807,252)
        (Increase) decrease in account receivables                   14,500           6,380            10,440
        Increase (decrease) in account payables                           0               0            (8,700)
        Increase (decrease) in income tax payable                    15,246           4,068            33,055
                                                                    -------         -------           -------
          Total adjustments                                      (1,212,403)       (820,636)         (754,649)
Net cash provided by operating activities                       $   103,104        $ 86,967        $   92,122
                                                                 ==========        ========          ========


This annual report is furnished to shareholders and customers of the bank pursuant to the requirements of the Federal Deposit Insurance Corporation

(FDIC) to provide an annual disclosure statement.  This annual report has not been reviewed or confirmed for accuracy or relevance by the FDIC.

                   Report of Independent Public Accountants
     To the Shareholders and Board of Directors of Summit Bancshares, Inc.:

     We have audited the accompanying consolidated statements of financial position of SUMMIT BANCSHARES, INC. (a California corporation) AND SUBSIDIARY as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Bancshares, Inc. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



                                             /s/ Arthur Andersen LLP
                                             Arthur Andersen LLP


San Francisco, California
January 12, 1996

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ------------- -- ---------- --- --------- ----------

    Since the date of organization of the Company, there have been no disagreements on accounting and financial disclosures or changes in accountants.


                            PART III
                            --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------- --- --------- -------- -- --- ----------

    The information required by paragraphs (a), (c) (d), (f) and (g) of this item is presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on April 25, 1996 under "Election of Directors," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year. The information concerning executive officers requested by paragraphs (b) and (e) is set forth under Part I in a separate Item captioned Executive Officers of Summit Bancshares, Inc.

ITEM 11.  EXECUTIVE COMPENSATION
          --------- ------------

    The information required by this item in presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on April 25, 1996. under "Executive Compensation," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          -------- --------- -- ------- ---------- ------ ---
          MANAGEMENT
          ----------

    The information required by this item is presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on April 25, 1996, under "Principal Security Holders" and "Security Ownership of Management," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ------- ------------- --- ------- ------------

    The information required by this item is presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 25, 1996, under "Certain Relationships and Related Transactions," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(A)  1.  CONSOLIDATED FINANCIAL STATEMENTS.
         ------------ --------- -----------

The following Financial Statements are included in this Report in Item 8.


    Consolidated Statement of Financial Position - December 31, 1995 and
    1994

    Consolidated Statements of Income for the years ended
    December 31, 1995, 1994 and 1993

    Statements of Changes in Shareholders' Equity (Consolidated and Parent Company Only) for the years ended December 31, 1995, 1994 and 1993, and

    Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

    Notes to Consolidated Financial Statements

    Auditors' Report


(B)  2.  FINANCIAL STATEMENT SCHEDULES.
         --------- --------- ----------

              Not Applicable

    In accordance with the rules of Regulation S-X, the required schedules are not submitted because they are not applicable to or required of the Company.


(C)  3.  INDEX TO EXHIBITS.
         ----- -- ---------

    The following exhibits are incorporated by reference pursuant to Item 601 of Regulation S-K:


                                                   Sequentially
                                                     Numbered
Exhibit Number               Exhibit                   Page
--------------               -------                   ----

   3.1            Articles of Incorporation        Footnote #<F1>
                  of Summit Bancshares, Inc.

   3.2            Bylaws of Summit
                  Bancshares, Inc.                 Footnote #<F2>








                                                   Sequentially
                                                     Numbered
Exhibit Number               Exhibit                   Page
--------------               -------                   ----


   4.1            Specimen Stock Certificate       Footnote #<F3>

  10.1            Lease - Broadway Property        Footnote #<F4>

  10.2            Summit Bancshares, Inc.
                  Incentive Stock Option Plan      Footnote #<F5>

  10.3            Organizational Stock
                  Agreement                        Footnote #<F6>

  10.4            Employment Agreement/
                  Shirley W. Nelson                Footnote #<F7>

  10.5            Agreement for Sale
                  of Stock                         Footnote #<F8>

  10.6            Lease-Walnut Creek
                  Property                         Footnote #<F9>

  10.7            Lease-Emeryville
                  Property                         Footnote #<F10>

  10.8            Lease-Oakland Office
                  Expansion                        Footnote #<F11>

  10.9            Lease-Walnut Creek
                  New Premises                     Footnote #<F12>

  10.10           Lease-Emeryville
                  Renegotiated                     Footnote #<F13>

  10.11           Summit Bancshares, Inc.
                  1989 Non-Qualified Stock Option
                  Plan for Directors               Footnote #<F14>

  10.12           Stock Option Agreement Form
                  Summit Bancshares, Inc.
                  Incentive Stock Option Plan      Footnote #<F15>

  10.13           Stock Option Agreement Form
                  1989 Non-Qualified Stock Option
                  Plan for Directors               Footnote #<F16>

  10.14           Amendment to By-Laws of
                  Summit Bancshares, Inc.          Footnote #<F17>



                                      -96-





                                                 Sequentially
                                                     Numbered
Exhibit Number               Exhibit                   Page
--------------               -------                   ----


  10.15           Lease - Walnut Creek
                  Summit Banchsares, Inc. owned
                  Property .                       Footnote #<F18>

  10.16           Lease - Emeryville
                  Renegotiated                     Footnote #<F19>

  11              Statement Re: Computation
                  of Per Share Earnings

  22              Wholly Owned Subsidiary of
                  Summit Bank - Summit Equities,
                  Inc.

  25.1            Power of Attorney - see
                  Signature Page                   Page #44

  27              Financial Data Schedule

----------------

  <F1> Incorporated by reference to Exhibit 2.1 of Registrant's Exhibits to Form
       S-18 Registration Statement, as filed with the Securities and Exchange Commission on December 21, 1981.

  <F2> Incorporated by reference to Exhibit 2.2 of Registrant's Exhibits to Form
       S-18 Registration Statement, as filed with the Securities and Exchange Commission on December 21, 1981.

  <F3> Incorporated by reference to Exhibit 3.1 of Registrant's Exhibits to Form
       S-18 Registration Statement, as filed with the Securities and Exchange Commission on December 21, 1981.

  <F4> Incorporated by Reference to Exhibit 9.1 of Registrant's Exhibits to Form
       S-18 Registration Statement, as filed with the Securities and Exchange Commission on December 21, 1981.

  <F5> Incorporated by reference to Exhibit 9.2 of Registrant's Exhibits to Post-Effective Amendment No. 1 to Form S-18 Registration Statement, as filed with the Securities and Exchange Commission on March 11, 1982.

  <F6> Incorporated by reference to Exhibit 9.4 of Registrant's Exhibits to Post-Effective Amendment No. 1 to Form S-18 Registration Statement, as filed with the Securities and Exchange Commission on March 11, 1982.

  <F7> Incorporated by reference to Exhibit 10.4 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.








  <F8> Incorporated by reference to Exhibit 10.6 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984.

  <F9> Incorporated by reference to Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

 <F10> Incorporated by reference to Exhibit 10.10 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

 <F11> Incorporated by reference to Exhibit 10.6 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

 <F12> Incorporated by reference to Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

 <F13> Incorporated by reference to Exhibit 10.10 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

 <F14> Incorporated by reference to Exhibit 10.11 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

 <F15> Incorporated by reference to Exhibit 10.12 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

 <F16> Incorporated by reference to Exhibit 10.13 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

 <F17> Incorporated by reference to Exhibit 2.2 of Registrant's Exhibits to Form
       S-18 Registration Statement, as filed with the Securities and Exchange Commission on December 21, 1981.

 <F18> Incorporated by reference to Exhibit 10.15 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

 <F19> Incorporated by reference to Exhibit 10.16 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.



(B)  REPORTS ON FORM 8-K
     -------------------

    None submitted for the year.

SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SUMMIT BANCSHARES, INC.


Date: March 25, 1996                By: /s/ Shirley W. Nelson
                                        ---------------------
                                    Shirley W. Nelson, Chief
                                    Chairman and CEO
                                    (Principle Executive Officer)


Date: March 28, 1996                By: /s/ Kikuo Nakahara
                                        ------------------
                                    Kikuo Nakahara
                                    (Chief Financial Officer)


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

       Signature                   Title                       Date


/s/SHIRLEY W. NELSON              Chairman of the Board,           3-28-96
---------------------             Chief Executive Officer          -------
SHIRLEY W. NELSON                 and President


/s/KIKUO NAKAHARA                 Chief Financial                  3-28-96
-----------------                 Officer and Director             -------
KIKUO NAKAHARA

/s/GEORGE H. HOLLDIGE             Secretary and Director           3-28-96
---------------------                                              -------
GEORGE H. HOLLIDGE

/s/JERRALD R. GOLDMAN, M.D.       Director                         3-28-96
---------------------------                                        -------
JERRALD R. GOLDMAN

/s/THOMAS H. STATE                Director                         3-28-96
------------------                                                 -------
THOMAS H. STATE

/s/BARBARA J. WILLIAMS            Director                         3-28-96
----------------------                                             -------
BARBARA J. WILLIAMS