Form 10-Q
period 1996-03-31
SUMMIT BANCSHARES INC/CA
filed 1996-05-14
CIK 353203

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C.   20549

                                     FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                        THE SECURITIES EXCHANGE ACT OF 1934


                  FOR QUARTER ENDED:               MARCH 31, 1996

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

                         YES    X        NO
                            ---------      ----------

        The number of shares outstanding of the registrant's common stock was:

                    425,359 shares of no par value common stock
                           issued as of March 31, 1996

                          PART I - FINANCIAL INFORMATION
                          ---- -   --------- -----------


        ITEM 1                                                       PAGE

           SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS
           ------ ----------- ---- --- ---------- --------- ----------

                  Consolidated Balance Sheets ......................  3

                  Consolidated Statements of Income ................  4-5

                  Consolidated Statements of Changes in

                     Shareholders' Equity ..........................  6

                  Consolidated Statement of Cash Flows .............  7-8

                  Notes to Financial Statements.....................  9-11

                  Interest Rate Risk Reporting Schedule.............  12


        ITEM 2

                   Management's Discussion and Analysis of Financial

                     Condition and Results of Operations ...........  13-18



                            PART II - OTHER INFORMATION
                            ---- --   ----- -----------

        ITEMS 1-6 ..................................................  19-20



                          PART I - FINANCIAL INFORMATION
                          ---- -   --------- -----------

                                      ITEM 1.
                                      ---- --

                      SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                      ------ ----------- ---- --- ----------
                            CONSOLIDATED BALANCE SHEETS
                            ------------ ------- ------
                       MARCH 31, 1996 AND DECEMBER 31, 1995
                       ----- --- ---- --- -------- --- ----
                                    (Unaudited)
                                                   (Stated in Thousands)
     ASSETS                                  3-31-96              12-31-95
     ------                                  -------              --------
     Cash and Due from Banks                $ 5,543               $ 6,828
     Federal Funds Sold                      14,250                 9,600
                                             -------              --------
       Cash and Cash Equivalents             19,793                16,428
     Interest-bearing Deposits with
       Other Financial Institutions          11,100                11,002
     Investment Securities (Held-to-          6,757                 6,018
        Maturity. Market Value of $6,853
        at March 31, 1996 and $6,090
        at December 31, 1995)
     Loans                                   46,470                50,670
       Less:  Allowance for Possible
              Loan Losses                    (1,111)               (1,025)
                                             ------                ------
     Net Loans                               45,359                49,645
     Premises and Equipment, net                863                   872
     Other Real Estate Owned                  1,303                 1,303
     Interest Receivable and Other
       Assets                                 1,429                 1,555
                                             ------                ------
     TOTAL ASSETS                           $86,604               $86,822
                                             ======                ======
     LIABILITIES AND SHAREHOLDERS' EQUITY
     ----------- --- ------------- ------

     Deposits:
       Demand                               $22,036               $27,573
       Savings                                2,369                 2,365
       Interest-bearing Transaction
         Accounts                            28,985                26,394
       Other Time                            20,969                18,919
                                             ------                ------
     Total Deposits                          74,359                75,251
     Interest Payable and Other
       Liabilities                              802                   469
                                             ------                ------
     TOTAL LIABILITIES                       75,161                75,720
                                             ------                ------

     SHAREHOLDERS' EQUITY:
     Preferred Stock, no par value:
       2,000,000 shares authorized, no
       shares outstanding                      ---                   ---
     Common Stock, no par value;
       3,000,000 shares authorized;
       424,259 shares issued and
       outstanding at 12-31-95
       and 425,359 at 3-31-96                 3,781                 3,767
     Retained Earnings                        7,662                 7,335
                                             ------                ------
     TOTAL SHAREHOLDERS' EQUITY              11,443                11,102
                                             ------                ------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                 $86,604               $86,822
                                             ======                ======



                      SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                      ------ ----------- ---- --- ----------
                    CONSOLIDATED STATEMENTS OF INCOME FOR THE
                    ------------ ---------- -- ------ --- ---
                   THREE MONTHS ENDED MARCH 31, 1995 AND  1996
                   ----- ------ ----- ----- --- ---- ---  ----
                                    (Unaudited)

                                        THREE  MONTHS          THREE  MONTHS
                                        ENDED 3-31-95          ENDED 3-31-96
                                        -------------          -------------

Interest Income:
  Interest and Fees on Loans             $1,342,763              $1,376,755
  Interest on Investment Securities         150,862                  96,567
  Interest on Federal Funds Sold             50,158                 113,280
  Interest on Time Deposits with
  Other Financial Institutions               92,942                 164,738
                                          ---------               ---------

TOTAL INTEREST INCOME                     1,636,725               1,751,340
                                          ---------               ---------
Interest Expense:

  Interest on Deposits                      309,372                 418,563
                                          ---------               ---------

TOTAL INTEREST EXPENSE                      309,372                 418,563
                                          ---------               ---------

NET INTEREST INCOME                       1,327,353               1,332,777

Allowance for Loan Losses                   140,000                  85,000
                                          ---------               ---------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                 1,187,353               1,427,777

Other Operating Income:
  Service Charges on Deposit Accounts        98,170                  82,284
  Other                                      43,429                  59,088
                                          ---------               ---------

TOTAL OTHER OPERATING INCOME                141,599                 141,372
                                          ---------               ---------

Other Operating Expenses:
  Salaries and Employee Benefits            431,204                 456,923
  Occupancy Expense                          88,736                  87,640
  Furniture and Equipment Expense            26,325                  16,616
  Other                                     326,926                 252,169
                                          ---------               ---------

TOTAL OTHER OPERATING EXPENSES              873,191                 813,348
                                          ---------               ---------


INCOME BEFORE INCOME TAXES                  455,761                 575,801
                                          ---------               ---------

Provision for Income Taxes                 (184,173)               (248,701)
                                          ---------               ---------

NET INCOME                               $  271,588              $  327,100
                                          =========              ==========




                      SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                      ------ ----------- ---- --- ----------
                     CONSOLIDATED STATEMENTS OF INCOME FOR THE
                     ------------ ---------- -- ------ --- ---
                    THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                    ----- ------ ----- ----- --- ---- --- ----
                                    (Unaudited)
                                    (Continued)


                                        THREE  MONTHS          THREE MONTHS
                                        ENDED 3-31-95          ENDED 3-31-96
                                        -------------          -------------



  NET INCOME                              $271,588               $327,100
                                           =======                =======
  PRIMARY EARNINGS:

    Weighted Average Shares
     Outstanding:                          454,684                460,045
                                          --------                -------


  PRIMARY EARNINGS PER SHARE              $   0.60               $   0.71
                                           =======                =======






                      SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                      ------ ----------- ---- --- ----------
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             ------------ ---------- -- ------- -- ------------- ------
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                  --- --- ----- ------ ----- ----- --- ---- --- ----
                                    (Unaudited)

                                         NUMBER
                                        OF SHARES      COMMON     RETAINED
                                       OUTSTANDING     STOCK      EARNINGS
                                       -----------     ------     --------

BALANCE AT DECEMBER 31, 1995            424,259     $3,767,258   $7,335,003

Exercise of Stock Options                 1,100         13,497       ---

Net Income for the Three Months
  Ended March 31, 1996                    ---           ---         327,100
                                        -------      ---------    ---------

BALANCE AT MARCH 31, 1996               425,359     $3,780,755   $7,662,103
                                        =======      =========    =========

BALANCE AT DECEMBER 31, 1994            427,485     $3,837,684   $6,656,072

Purchase of Common Stock                 (2,036)       (44,686)      ---

Net Income for the Three Months
  Ended March 31, 1995                    ---           ---         271,588
                                        -------      ---------    ---------

BALANCE AT MARCH 31, 1995               425,449     $3,792,998   $6,927,660
                                        =======      =========    =========







                     SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                            STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 1996
                                  (Unaudited)
- -----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Interest received                                         $ 1,671,106
      Fees received                                                 232,792
      Interest paid                                                (408,292)
      Cash paid to suppliers and employees                         (442,838)
      Income taxes paid                                             (     0)
                                                                 ----------
         Net cash provided by operating activities                1,052,768
                                                                 ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in time deposits with other
         financial institutions                                     (98,000)
      Maturity of investment securities                                   0
      Purchase of investment securities                            (738,596)
      Net decrease in loans made to customers                     4,013,124
      Recoveries on loans previously charged off                      1,250
      Capital expenditures                                          (25,468)
                                                                 ----------
         Net cash used in investing activities                     3,152,310
                                                                 ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net decrease in demand, MRA, NOW,
         and savings accounts                                    (2,942,356)
      Net increase in time deposits                               2,050,459
      Increase in other miscellaneous assets                         51,519
      Purchase of common stock                                            0
                                                                 ----------
         Net cash provided by financing activities                 (840,378)
                                                                 ----------
Net increase in cash and cash equivalents                         3,364,700
Cash and cash equivalents at 12-31-95                            16,427,803
                                                                 ----------
Cash and cash equivalents at 3-31-96                            $19,792,503
                                                                ===========



Reconciliation of net income to net cash provided by operating activities:

Net Income                                                       $  327,100

Adjustments to reconcile net income to cash provided
 by operating activities:
         Depreciation                                     33,716
         Provision for possible loan losses               85,000
         Decrease in accrued interest receivable          48,125
         Decrease in unearned loan fees                  (36,939)
         Increase in accrued interest payable             10,271
         Decrease in prepaid expenses                     39,087
         Increase in accounts payable                    297,707
         Increase in income tax payable                  248,701
                                                         -------
           Total adjustments                                        804,067
                                                                  ---------
Net cash provided by operating activities                        $1,052,768
                                                                  =========




                     SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                            STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 1995
                                  (Unaudited)
- --------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Interest received                                         $ 1,484,746
      Fees received                                                 224,946
      Interest paid                                                (282,917)
      Cash paid to suppliers and employees                         (885,654)
      Income taxes paid                                             (70,654)
                                                                 ----------
         Net cash provided by operating activities                  470,467
                                                                 ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in time deposits with other
         financial institutions                                      (1,000)
      Maturity of investment securities                             489,070
      Purchase of investment securities                            (484,810)
      Net decrease in loans made to customers                     1,284,108
      Recoveries on loans previously charged off                      2,022
      Capital expenditures                                           (4,687)
                                                                 ----------
         Net cash used in investing activities                    1,284,703
                                                                 ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net decrease in demand, MRA, NOW,
         and savings accounts                                    (1,997,297)
      Net increase in time deposits                               1,860,925
      Decrease in other miscellaneous assets                        326,513
      Purchase of common stock                                      (44,686)
                                                                 ----------
         Net cash provided by financing activities                  145,455
                                                                 ----------
Net increase in cash and cash equivalents                         1,900,625
Cash and cash equivalents at 12-31-93                             9,246,342
                                                                 ----------
Cash and cash equivalents at 3-31-94                            $11,146,967
                                                                ===========



Reconciliation of net income to net cash provided by operating activities:

Net Income                                                         $271,588

Adjustments to reconcile net income to cash provided
 by operating activities:
         Depreciation                                     41,988
         Provision for possible loan losses              140,000
         Increase in accrued interest receivable         (37,005)
         Decrease in unearned loan fees                  (31,627)
         Increase in accrued interest payable             26,455
         Increase in prepaid expenses                    (18,279)
         Decrease in accounts payable                    (36,172)
         Increase in income tax payable                  113,519
                                                         -------
           Total adjustments                                        215,331
Net cash provided by operating activities                          $470,467
                                                                   ========


                           NOTES TO FINANCIAL STATEMENTS
                           ----- -- --------- ----------


        1.  CONSOLIDATED FINANCIAL STATEMENTS
            ------------ --------- ----------


            In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1996 and the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months ended March 31, 1996 and 1995.

            Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1995 Annual Report to Shareholders, which is incorporated by reference in the Company's 1995 annual report on Form 10-K. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

        2.  SIGNIFICANT ACCOUNTING POLICIES
            ----------- ---------- --------

            Net income per common and common equivalent share is computed using the weighted average number of shares outstanding during the period and the dilutive effect of stock options.

        3.  IMPAIRED LOANS AND TROUBLED DEBT RESTRUCTURING
            -------- ----- --- -------- ---- -------------

            SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -Income Recognition and Disclosures," requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

      As of March 31, 1996 and March 31, 1995 the Bank's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No 114 are a follows:


                                             1996
                                   -------------------------
                                   Recorded       Valuation
                                   Investment     Allowance
                                   ----------     ----------
      Impaired Loans
      --------------
        Valuation allowance
           required                  $      0             $0
        No valuation allowance
           required                   609,000              0
                                   -------------------------
        Total Impaired Loans         $609,000             $0
                                   =========================


                                             1995
                                   -------------------------
                                   Recorded       Valuation
                                   Investment     Allowance
                                   ----------     ----------
      Impaired Loans
      --------------
        Valuation allowance
           required                  $      0             $0
        No valuation allowance
           required                   846,000              0
                                   -------------------------
        Total Impaired Loans         $846,000             $0
                                   =========================


      The valuation allowance is included in the allowance for loan losses on the balance sheet.

      Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principle. The Bank did not recognize interest income on impaired loans for the first quarter of 1995 but did record $22,143 in interest income on impaired loans for the first quarter of 1996.

      The average recorded investment in impaired loans for the quarters ending March 31, 1996 and 1995 were $612,000 and $662,000 respectively.

           The allowance for loan losses is maintained at a level considered adequate to provide for estimated probable incurred losses resulting from loans and leases. The allowance is reviewed periodically, and as losses are incurred and the amounts become estimable, they are charged to operations in the periods that they become known.

           The activity in the allowance for loan losses was as follows:


                                                     March 31,
                                                  1995        1996
                                                ---------------------
           Allowance for loan losses-
            Balance at the beginning of year   $  931,878  $1,024,922
            Provision for loan losses             140,000      85,000
            Write downs                                 0           0
            Recoveries                              2,022       1,250
            Transfers and others                        0           0
                                                ---------------------
            Balance at March 31                $1,073,900  $1,111,172
                                               ======================


INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS
- -------- ---- -------------------- ---- ---- --------

     The following table provides an interest rate sensitivity and interest rate risk analysis for the year ended 1995. The table presents each major category of interest-earning assets and interest-bearing liabilities.



                                                     INTEREST RATE RISK REPORTING SCHEDULE

 REPORTING INSTITUTION:  SUMMIT BANK                                                  REPORTING DATE:    3/31/96

                                                      REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT
                                        ($000.00)
                                         OMITTED        UP       > 3       > 1       > 3      > 5         OVER
                                           TOTAL         3       < 1       < 3       < 5      < 10        10 YRS

  I.    EARNING ASSETS
        ------- ------

    A.  INVESTMENTS:
        ------------
     1.   U. S. TREASURIES               $ 6,757   $ 1,558   $ 3,960    $1,239        $0        $0        $0
     2.   FED FUNDS                       14,250    14,250         0         0         0         0         0
     3.   PURCHASED CDS                   11,100     2,480     5,054     3,566         0         0         0
                                          ------    ------    ------     -----         -         -         -
             TOTAL INVESTMENTS           $32,107   $18,288   $ 9,014    $4,805        $0        $0        $0

    B.  LOANS:
        -----
     1.   COMMERCIAL LOANS               $42,751   $40,351   $ 1,330    $  799      $266        $5        $0
     2.   REAL ESTATE LOANS                1,557         7     1,550         0         0         0         0
     3.   INSTALLMENT                         17        17         0         0         0         0         0
                                          ------    ------    ------     -----       ---         -         -
             TOTAL LOANS                 $44,325   $40,375   $ 2,880    $  799      $266        $5        $0

    C.  TOTAL EARNING ASSETS             $76,432   $58,663   $11,894    $5,604      $266        $5        $0
        --------------------

  II.   COST OF FUNDS (DEPOSITS)
        ---- -- ----- ----------

    A.  CERTIFICATES OF DEPOSITS         $21,969   $13,911   $ 7,760   $   278    $    0       $20        $0
    B.  MONEY MARKET ACCOUNTS             21,492         0    10,746    10,746         0         0         0
    C.  TRANSACTIONS ACCOUNTS              7,545         0         0     4,527     1,509     1,509         0
    D.  SAVINGS ACCOUNTS                   2,369         0         0     1,421       474       474         0
                                          ------    ------    ------     -----     -----     -----         -

       TOTAL COST OF FUNDS               $53,376   $13,911   $18,506   $16,973    $1,983    $2,003        $0
                                          ------    ------    ------     -----     -----     -----         -

  III. INTEREST SENSITIVE ASSETS         $76,432   $58,663   $11,894   $ 5,605    $  266    $    4        $0
  IV.  INTEREST SENSITIVE LIABILITIES    $53,376   $13,911   $18,506   $16,973    $1,983    $2,003        $0
                                         -------   -------   -------   -------    ------    ------        --
  V.   GAP                               $23,056   $44,752   $(6,612) $(11,368)  $(1,717)  $(1,999)       $0

  VI.  CUMULATIVE GAP                    $23,056   $44,752   $38,140   $26,772   $25,055    $23,056  $23,056

  VII. GAP RATIO                            1.43      4.22      0.64      0.33      0.13
  VIII.CUMULATIVE RATIO                     1.43      4.22      2.18      1.54      1.49       1.43     1.43


  IX.  GAP AS % OF TOTAL ASSETS            27.50     53.39     (7.89)   (13.56)    (2.05)     (2.38)
  X.   CUMULATIVE GAP AS A % OF
           TOTAL ASSETS                    27.50     53.39     45.50     31.94     29.89      27.50    27.50


                                   ITEM 2.
                                   ---- -

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          ------------ ---------- --- -------- -- --------- ---------
                           AND RESULTS OF OPERATIONS
                           --- ------- -- ----------
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                  -----------------------------------------

The registrant is a bank holding company whose only operating subsidiary is Summit Bank. The following discussion primarily concerns the financial condition and results of operations of the Holding Company ("Company") on a consolidated basis including the subsidiary bank. All adjustments made in the compilation of this information are of a normal recurring nature.


FINANCIAL CONDITION
- --------- ---------

Liquidity Management
- --------- ----------

The consolidated loan-to-deposit ratio at March 31, 1996 was 62.5% which was a decrease from 67.2% for the same period in 1995. Although the outstanding loans as of March 31, 1996 were approximately the same as March 31, 1995, total deposits increased $6,600,000 versus the same time last year. Most of the increase is anticipated to run-off due to payments of income and property taxes during April, 1996. The average loan-to-deposit ratio for the first quarter of 1996 was 67.5%, up from 66.9% for the same period last year. This increase was caused by a $1,072,000 addition in average total loans in 1996 versus 1995. Management continues to seek the acquisition of quality credits.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, investment securities and federal funds sold totaled $37,650,000 on March 31, 1996. This amount represented 50.6% of total deposits in comparison to the liquidity ratio of 42.1% as of March 31, 1995. This increase is primarily a result of deposit growth increasing faster than loan growth. It is management's belief that the current liquidity level is appropriate given current economic conditions and is sufficient to meet current needs.

The Company is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Company.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.


                     Investment Comparative
                     ----------------------

                     3-31-95   %  12-31-95   %   3-31-96   %
                     -------   -  --------   -   -------   -

Fed Funds Sold       $ 6,050  26%  $ 9,600  36%  $14,250  44%
Interest bearing
 Deposits              7,040  30%   11,002  41%   11,100  35%
Securities            10,321  44%    6,018  23%    6,757  21%
                     ------- ---   ------- ---   ------- ---
                     $23,411 100%  $26,620 100%  $32,107 100%
                     ======= ===   ======= ===   ======= ===

Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on March 31, 1996 were comprised of $2,517,000 in U.S. Gov't treasury bills and $4,240,000 in U. S. Gov't notes.

Changes in Financial Position
- ------- -- --------- --------

As of March 31, 1996, deposits decreased $892,000 from year end 1995 while at the same time net loans outstanding decreased $4,286,000. Total deposits as of March 31, 1996 were $74,359,000, an increase of 10% from $67,723,000 as of March 31, 1995. Total loans as of March 31, 1996 were $46,470,000, which was a minor decrease from $46,571,000 as of March 31, 1995. The decline in the loan category was mentioned previously under "Liquidity Management."

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.


                     Deposit Comparative
                     ------- -----------


                     3-31-95   %  12-31-95   %   3-31-96   %
                     -------   -  --------   -   -------   -

Demand               $21,799  32%  $27,573  37%  $22,036  30%
Savings                3,014   4%    2,365   3%    2,369   3%
Interest bearing
 transactions accts   27,580  41%   26,394  35%   28,985  39%
Other Time            15,330  23%   18,919  25%   20,969  28%
                     ------- ---   ------- ---   ------- ---
                     $67,723 100%  $75,251 100%  $74,359 100%
                     ======= ===   ======= ===   ======= ===

The following table sets forth the amount of loans outstanding by each category and the percent of total loans outstanding at the dates specified.


                            Loan Comparative
                            ---- -----------

                         3-31-95   %   12-31-95    %    3-31-96    %
                         -------   -   --------    -    -------    -
Commercial               $30,183  65%   $30,472   60%   $28,095   60%
Real estate-const.         5,256  11%     8,432   17%     7,052   15%
Real estate-other          4,849  10%     6,193   12%     5,810   13%
Installment/Other          6,283  14%     5,573   11%     5,513   12%
                           -----  --      -----   --      -----   --
                         $46,571 100%   $50,670  100%   $46,470  100%
                         ======= ===    =======  ===    =======  ===


Non-Performing Assets
- -------------- ------

The following table provides information with respect to the subsidiary Bank's past due loans and components for non-performing assets at the dates indicated.


                                     Non-Performing Assets
                                     ---------------------
                                        (000.00 Omitted)
                                   3-31-95  12-31-95  3-31-96
                                   -------  --------  -------
Loans 90 days or more past
 due & still accruing               $  184    $  367   $  472
Non-accrual loans                      846        39      137
Other real estate owned              2,816     1,303    1,303
                                     -----     -----    -----
   Total non-performing assets      $3,846    $1,709   $1,912
                                    ======     =====    =====

Non-performing assets to
  period end loans plus
  other real estate owned             7.79%     3.28%    4.00%

Allowance to non-performing
  loans                                104%      274%     182%

Allowance to non-performing
  assets                                28%       65%      58%


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

The decrease in non-performing assets from March 31, 1995 to March 31, 1996 is due primarily to a decrease in non-accrual loans of $709,000 and a substantial decrease in Other Real Estate owned of $1,513,000. Loans 90 days or more past due and still accruing increased $288,000 and is related to a loan in the process of renewal.

The amount of $137,000 in non-accrual loans represents loans to 2 borrowers. One loan in the amount of $38,000 is reducing $1,000 per month. The remaining loan of $99,000 is in the process of foreclosure with minimal loss anticipated

The amount in Other Real Estate Owned represents a parcel of improved land, and two parcels of partially improved land. The Bank is actively marketing these parcels. No loss is anticipated on any of the sale of the properties.

Capital Position
- ------- --------

As of March 31, 1996, Shareholders' Equity was $11,443,000. This represents an increase of $722,000, or 6.7% over the same period last year. Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $2,050,000 of its stock. As of March 31, 1996, the Company has repurchased a total of 150,288 shares of the Company stock constituting 28.0% of the Company's original stock prior to the repurchase program, at a total cost of $2,030,682, or an average price per share of $13.51. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders. The program has not affected the Company's liquidity or capital positions or its ability to operate as the Company's capital growth has exceeded its asset growth. In addition, the Company's subsidiary Bank remains more than well capitalized under current regulations.

On March 14, 1989, the Board of Directors of the Federal Deposit Insurance Corporation approved a Statement of Policy on Risk-Based Capital which became effective December 31, 1990. Under this statement banks are required to meet certain capital standards in addition to leverage standards as previously outlined under FDIC Rules and Regulations. The Bank does not foresee any material or significant impact to its manner of operation in the foreseeable future. Total qualifying capital allowable under risk-based capital guidelines for the subsidiary bank is $8,704,000. The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same as of March 31, 1996:


                                                  Minimum
                          Capital Ratio    Regulatory Requirement

Tier 1 Capital               12.72%                4.00%
Total Capital                13.85%                8.00%
Leverage Ratio                9.91%                3.00%


The Company is not aware of any current recommendations by the regulatory authorities which if they were implemented would have a material effect on the Company.

RESULTS OF OPERATIONS
- ------- -- ----------

Net Interest Income
- --- -------- ------

Total interest income including loan fees increased from $1,637,000 for the first three months of 1995 to $1,751,000 for the same period in 1996. Although the prime lending rate decreased .47% for the first quarter 1996 versus the same period last year, average loans outstanding increased $1,100,000. Loan fees showed an increase of $13,000 over the same period last year. The yield on loans and fees increased .23% over the same period last year. Average outstanding investments showed a increase of $5,207,000 for the first quarter 1996 versus 1995, primarily due to the increase in deposit balances. The yield on investments showed a increase of .23% reflective of market conditions. Interest expense increased from $309,000 as of the end of the first three months of 1995 to $419,000 in 1996. This increase was brought about by a increase in average interest-bearing deposit accounts of $3,101,000 during the first quarter of 1996 versus the same period last year. The average cost of funds for the period ending March 31, 1996 was .98% more than the same period last year. As a result of these factors, net interest margin for the first three months of 1996 declined .82% from the same period last year.

Other Operating Income
- ----- --------- ------

Service charges on deposit accounts as of the end of the first three months of 1996 decreased to $82,000 versus $98,000 for the same period in 1995. The decrease was due to lower fees collected in service charges related to return check and overdraft charges. Other charges and fees increased $16,000 primarily due to fees collected on wire transfers.

Loan Loss Provision
- ---- ---- ---------

The decrease in loan loss provision was primarily due to a perceived improvement in California's economy as well as the current level of the allowance.

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

The balance in the allowance for loan losses at March 31, 1996 was $1,111,000 or 2.39% of total loans compared to $1,074,000 or 2.31% of total loans at March 31, 1995.

Other Operating Expenses
- ----- --------- --------

Total other operating expenses decreased $60,000 as of the end of the first three months of 1996 compared to the same period last year. This decrease was primarily due to a decrease in foreclosure and OREO expense as well as a decrease in legal fess.

Provision for Income Taxes
- --------- --- ------ -----

The Company's provision for income taxes as of the end of the first three months of 1996 increased from $184,000 in 1995 to $249,000. This increase is considered normal and includes some savings related to income generated from tax exempt municipal bonds which was available in 1995 but not available in 1996. For the same period in 1996 the Company's total effective tax rate was 43.2% compared to 40.4% in 1995.

Net Income
- --- ------

Net income for the first quarter of 1996 increased from $272,000 for the same period in 1995 to $327,000, or a increase of 20.2%.

                           PART II  -  OTHER INFORMATION
                           ---- --     ----- -----------



        ITEM 1 - LEGAL PROCEEDINGS
                 ----- -----------

                 No material developments from that which was reported in the 10-K dated March 31, 1996 for the year ended December 31, 1995.

        ITEM 2 - CHANGE IN SECURITIES
                 ------ -- ----------
                 None

        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
                 -------- ---- ------ ----------
                 None

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 ---------- -- ------- -- - ---- -- -------- -------
                 None

        ITEM 5 - OTHER INFORMATION
                 ----- -----------
                 None

        ITEM 6 - REPORTS ON FORM 8-K
                 ------- -- ---- ---

                 No reports on Form 8-K have been filed by the registrant during the first quarter of 1996 for which this report is filed.

        SIGNATURES
        ----------

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SUMMIT BANCSHARES, INC.
                                         Registrant



        DATE:  May 14, 1996             For: /s/ Shirley W. Nelson
             --------------------            ------------------------------
                                             Shirley W. Nelson
                                             Chairman and CEO



        DATE:  May 14, 1996               For: /s/ Kikuo Nakahar
             --------------------             -------------------------------
                                              Kikuo Nakahara
                                              Chief Financial Officer




             The remainder of this page is intentionally left blank