Form 10-Q
period 1996-06-30
SUMMIT BANCSHARES INC/CA
filed 1996-08-13
CIK 353203

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C.   20549

                                     FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                        THE SECURITIES EXCHANGE ACT OF 1934


                  FOR QUARTER ENDED:               JUNE 30, 1996

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

                         YES   X     NO
                            --------    ---------

        The number of shares outstanding of the registrant's common stock was:

                    424,659 shares of no par value common stock
                           issued as of June 30, 1996

                         PART I - FINANCIAL INFORMATION
                         ------   ---------------------


        ITEM 1                                                       PAGE

           SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS
           ------ ----------- ---- --- ---------- --------- ----------

                  Consolidated Balance Sheets ......................  2

                  Consolidated Statements of Income ................  3-4

                  Consolidated Statements of Changes in

                     Shareholders' Equity ..........................  5

                  Consolidated Statement of Cash Flows .............  6-7

                  Notes to Financial Statements.....................  8-10

                  Interest Rate Risk Reporting Schedule.............  11


        ITEM 2

                   Management's Discussion and Analysis of Financial

                     Condition and Results of Operations ...........  12-18



                            PART II - OTHER INFORMATION
                            ---- --   ----- -----------

        ITEMS 1-6 ..................................................  19


                          PART I - FINANCIAL INFORMATION
                          ---- -   --------- -----------

                                      ITEM 1.
                                      ---- --

                      SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                      ------ ----------- ---- --- ----------
                            CONSOLIDATED BALANCE SHEETS
                            ------------ ------- ------
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                       ---- --- ---- --- -------- --- ----
                                    (Unaudited)
                                                   (Stated in Thousands)
     ASSETS                                  6-30-96              12-31-95
     ------                                  -------              --------

     Cash and Due from Banks                $ 6,426               $ 6,828
     Federal Funds Sold                      10,450                 9,600
                                             ------                ------
       Cash and Cash Equivalents             16,876                16,428
     Interest-bearing Deposits with
       Other Financial Institutions           9,215                11,002
     Investment Securities (Held-to-          9,692                 6,018
        Maturity. Market Value of $9,745
        at June 30, 1996 and $6,090
        at December 31, 1995)
     Loans                                   47,762                50,670
       Less:  Allowance for
              Loan Losses                    (1,142)               (1,025)
                                             ------                ------
     Net Loans                               46,620                49,645
     Premises and Equipment, net                892                   872
     Other Real Estate Owned                  1,303                 1,303
     Interest Receivable and Other
       Assets                                 1,503                 1,555
                                             ------                ------
     TOTAL ASSETS                           $86,101               $86,822
                                             ======                ======

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ----------- --- ------------- ------

     Deposits:
       Demand                               $22,764               $27,573
       Savings                                2,178                 2,365
       Interest-bearing Transaction
         Accounts                            27,777                26,394
       Other Time                            21,008                18,919
                                             ------                ------
     Total Deposits                          73,727                75,251
     Interest Payable and Other
       Liabilities                              938                   469
                                             ------                ------
     TOTAL LIABILITIES                       74,665                75,720
                                             ======                ======
     SHAREHOLDERS' EQUITY:
     Preferred Stock, no par value:
       2,000,000 shares authorized, no
       shares outstanding                      ---                   ---
     Common Stock, no par value;
       3,000,000 shares authorized;
       424,259 shares issued and
       outstanding at 12-31-95
       and 424,659 at 6-30-96                 3,751                 3,767
     Retained Earnings                        7,685                 7,335
                                             ------                ------
     TOTAL SHAREHOLDERS' EQUITY              11,436                11,102
                                             ======                ======

     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                 $86,101               $86,822
                                             ======                ======

                                         -2-




                      SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                      --------------------------------------
                     CONSOLIDATED STATEMENTS OF INCOME FOR THE
                     -----------------------------------------
                 THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                 -------------------------------------------------
                                    (unaudited)

                                        THREE         THREE           SIX            SIX
                                        MONTHS        MONTHS         MONTHS         MONTHS
                                        ENDED         ENDED          ENDED          ENDED

                                       6-30-96       6-30-95        6-30-96        6-30-95
                                       -------       -------        -------        -------

Interest Income:
  Interest and Fees on Loans         $1,316,207     $1,370,152     $2,692,962     $2,712,915
  Interest on Investment Sec.           136,838        151,868        221,117        302,730
  Interest on Federal Funds Sold        134,595         95,308        250,118        145,466
  Interest on Time Deposits with
    Other Financial Institutions        124,550        105,591        299,333        198,533
                                     ----------     ----------     ----------     ----------

TOTAL INTEREST INCOME                 1,712,190      1,722,919      3,463,530      3,359,644

Interest Expense:
  Interest on Deposits                  415,460        371,432        834,023        680,804
                                     ----------     ----------     ----------     ----------

TOTAL INTEREST EXPENSE                  415,460        371,432        834,023        680,804
                                     ----------     ----------     ----------     ----------

NET INTEREST INCOME                   1,296,730      1,351,487      2,629,507      2,678,840

Provision for Loan Losses                30,000        150,000        115,000        290,000
                                     ----------     ----------     ----------     ----------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES             1,266,730      1,201,487      2,514,507      2,388,840
                                     ----------     ----------     ----------     ----------

Other Operating Income:
  Service Charges on Deposit
     Accts.                              78,508         93,819        160,792        191,989
  Other                                  43,545         41,749        102,633         85,178
                                     ----------     ----------     ----------     ----------

TOTAL OTHER OPERATING INCOME            122,053        135,568        263,425        277,167
                                     ----------     ----------     ----------     ----------
Other Operating Expenses:

  Salaries and Employee Benefits         461,559       441,466        918,482        872,670
  Occupancy Expense                       94,875        92,345        182,515        181,081
  Furniture and Equipment Expense         22,351        23,187         38,967         49,512
  Other                                  233,355       288,395        485,524        615,321
                                     -----------    -----------    ----------     ----------

TOTAL OTHER OPERATING EXPENSE            812,140       845,393      1,625,488      1,718,584
                                     -----------    -----------    ----------     ----------


INCOME BEFORE INCOME TAXES               576,643       491,662      1,152,444        947,423

Provision for Income Taxes              (234,322)     (197,687)      (483,023)      (381,860)
                                     -----------    ----------     ----------     ----------

NET INCOME                           $   342,321    $  293,975     $  669,421     $  565,563
                                     ===========    ==========     ==========     ==========



                                        THREE         THREE          SIX            SIX
                                        MONTHS        MONTHS         MONTHS         MONTHS
                                        ENDED         ENDED          ENDED          ENDED


                                       6-30-96       6-30-95         6-30-96       6-30-95
                                       -------       -------         -------       -------

  NET INCOME APPLICABLE TO
    COMMON STOCK                     $   342,321    $  293,975     $  669,421     $  565,563
                                     ===========    ==========     ==========     ==========
  PRIMARY EARNINGS:

    Weighted Average Shares
     Outstanding:                        455,472       454,918        461,081        455,473


  PRIMARY EARNINGS PER SHARE                $.75          $.65          $1.45          $1.24
                                     ===========    ==========     ==========     ==========




                      SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                      ------ ----------- ---- --- ----------
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             ------------ ---------- -- ------- -- ------------- ------
                  FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                  --- --- --- ------ ----- ---- --- ---- --- ----
                                    (Unaudited)

                                        NUMBER
                                       OF SHARES      COMMON      RETAINED
                                      OUTSTANDING     STOCK       EARNINGS
                                      -----------     ------      --------


BALANCE AT DECEMBER 31, 1995            424,259     $3,767,258     $7,335,003

Repurchase of Common Stock               (1,250)       (36,437)        ---

Exercise of Stock Options                 1,650         20,246         ---

Payment of $.75 Cash Dividend
  for Holders of Record as of
  May 13, 1996 and Payable on
  June 7, 1996                             ---           ---         (319,432)

Net Income for the Six Months
  Ended June 30, 1996                      ---           ---          669,421
                                        -------     ----------     ----------

BALANCE AT JUNE 30, 1996                424,659     $3,751,067     $7,684,992
                                        =======     ==========     ==========

BALANCE AT DECEMBER 31, 1994            427,485     $3,837,684     $6,656,072

Purchase of Common Stock                 (3,226)       (70,246)        ---

Payment of $.25 Cash Dividend
  for Holders of Record as of
  May 12, 1995 and Payable on
  June 9, 1995                             ---           ---         (106,252)

Net Income for the Six Months
  Ended June 30, 1995                      ---           ---          565,563
                                        -------     ----------     ----------

BALANCE AT JUNE 30, 1995                424,259     $3,767,438     $7,115,383
                                        =======      =========      =========




                     SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                              STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (Unaudited)
- --------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                          $ 3,286,906
      Fees received                                                 492,665
      Interest paid                                                (869,922)
      Cash paid to suppliers and employees                       (1,387,314)
      Income taxes paid                                            (377,000)
                                                                -----------
         Net cash provided by operating activities                1,145,335
                                                                -----------
CASH FLOWS FROM
INVESTING ACTIVITIES:
      Decrease in time deposits with other
         financial institutions                                   1,787,000
      Maturity of investment securities                           1,554,594
      Purchase of investment securities                          (5,228,600)
      Net decrease in loans made to customers                     3,128,678
      Recoveries on loans previously charged off                      2,000
      Capital expenditures                                          (88,692)
                                                                -----------
         Net cash used in investing activities                    1,154,980
                                                                -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net decrease in demand, MRA, NOW,
         and savings accounts                                    (3,613,410)
      Net increase in time deposits                               2,089,687
      Increase in other miscellaneous assets                         27,562
      Purchase of common stock                                      (36,438)
      Dividends paid                                               (319,432)
                                                                -----------
         Net cash provided by financing activities               (1,852,031)
                                                                -----------

Net increase in cash and cash equivalents                           448,284

Cash and cash equivalents at 12-31-95                            16,427,803
                                                                -----------
Cash and cash equivalents at 6-30-96                            $16,876,087
                                                                ===========

Reconciliation of net income to net cash provided by operating activities:

Net Income                                                       $  669,421

Adjustments to reconcile net income to cash provided
  by operating activities:
         Depreciation                                     59,325
         Provision for loan losses                       115,000
         Decrease in accrued interest receivable          65,922
         Decrease in unearned loan fees                  (13,306)
         Decrease in accrued interest payable            (35,899)
         Decrease in prepaid expenses                     32,754
         Increase in accounts payable                    146,095
         Increase in income tax payable                  106,023
                                                         -------
           Total adjustments                                         475,914
                                                                  ----------
Net cash provided by operating activities                         $1,145,335
                                                                  ==========




                     SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                              STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (Unaudited)
- -----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Interest received                                         $ 3,124,205
      Fees received                                                 535,721
      Interest paid                                                (608,976)
      Cash paid to suppliers and employees                       (1,652,719)
      Income taxes paid                                            (506,654)
                                                                  ---------
         Net cash provided by operating activities                  891,577
                                                                  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in time deposits with other
         financial institutions                                    (793,000)
      Maturity of investment securities                           4,016,542
      Purchase of investment securities                          (3,603,588)
      Net decrease in loans made to customers                     1,626,124
      Recoveries on loans previously charged off                      8,432
      Capital expenditures                                           (4,687)
                                                                  ---------
         Net cash used in investing activities                    1,249,823
                                                                  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net decrease in demand, MRA, NOW,
         and savings accounts                                    (3,457,152)
      Net increase in time deposits                               4,337,725
      Decrease in other miscellaneous assets                      1,859,300
      Purchase of common stock                                      (70,426)
      Dividends paid                                               (106,252)
                                                                  ---------
         Net cash provided by financing activities                2,563,195
                                                                  ---------
Net increase in cash and cash equivalents                         4,704,595
Cash and cash equivalents at 12-31-94                             9,246,342
                                                                 ----------
Cash and cash equivalents at 6-30-95                            $13,950,937
                                                                ===========

Reconciliation of net income to net cash provided by operating activities:

Net Income                                                         $565,563

Adjustments to reconcile net income to cash provided
 by operating activities:
         Depreciation                                     73,561
         Provision for loan losses                       290,000
         Increase in accrued interest receivable         ( 4,427)
         Increase in unearned loan fees                   27,542
         Increase in accrued interest payable             71,828
         Increase in prepaid expenses                    (38,527)
         Increase in accounts payable                     30,831
         Decrease in income tax payable                 (124,794)
                                                        --------
           Total adjustments                                        326,014
                                                                   --------
Net cash provided by operating activities                          $891,577
                                                                   ========

                           NOTES TO FINANCIAL STATEMENTS
                           ----- -- --------- ----------


1.   CONSOLIDATED FINANCIAL STATEMENTS
     ------------ --------- ----------

     In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996 and the results of operations for the six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995.

     Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1995 Annual Report to Shareholders, which is incorporated by reference in the Company's 1995 annual report on Form 10-K. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results for the full year.


2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

     Net income per common and common equivalent share is computed using the weighted average number of shares outstanding during the period and the dilutive effect of stock options.


3.   IMPAIRED LOANS AND TROUBLED DEBT RESTRUCTURING
     -------- ----- --- -------- ---- -------------

      The Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures," requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

      As of June 30, 1996 and June 30, 1995, the Bank's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No 114 are as follows:


                                             1996
                                   -------------------------
                                   Recorded       Valuation
                                   Investment     Allowance
                                   ----------     ----------
     Impaired Loans
     --------------

        Valuation allowance
          required                  $      0              $0
        No valuation allowance
           required                   204,075              0
                                   ----------     ----------
        Total Impaired Loans         $204,075             $0
                                   ==========     ==========


                                             1995
                                    ------------------------
                                     Recorded     Valuation
                                    Investment    Allowance
                                    ----------    ----------

      Impaired Loans
      --------------
        Valuation allowance
           required                  $      0             $0
        No valuation allowance
           required                   464,000              0
                                    ---------       --------
                                     $464,000             $0
                                    =========       ========


      The valuation allowance is included in the allowance for loan losses on the balance sheet.

      Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The Bank did not recognize interest income on impaired loans for the first six months of 1996.

      The average recorded investment in impaired loans for the quarter ending June 30, 1996 and 1995 was $204,075 and $504,000 respectively.

      The allowance for loan losses is maintained at a level considered adequate to provide for estimated probable incurred losses resulting from loans and leases. The allowance is reviewed periodically, and as losses are incurred and the amounts become estimable, they are charged to operations in the periods that they become known.

      The activity in the allowance for loan losses was as follows:

                                                         June 30,
                                                     1996          1995

                                                 ------------------------

      Allowance for loan losses-
        Balance at the beginning of year         $1,024,922      $931,878
        Provision for credit losses                 115,000       290,000
        Write downs                                       0        85,397
        Recoveries                                    2,000         9,879
                                                  ---------     ---------
        Balance at June 30                       $1,141,922    $1,146,360
                                                  =========     =========


              INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

      The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended June 30, 1996. The table presents each major category of interest-earning assets and interest-bearing liabilities.


                        INTEREST RATE RISK REPORTING SCHEDULE

 REPORTING INSTITUTION:  SUMMIT BANK                 REPORTING DATE:    3/31/96

              REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT
                                      ($000.00)
                                       OMITTED       UP       > 3       > 1
                                         TOTAL        3       < 1       < 3

 I.    EARNING ASSETS
        --------------

    A.  INVESTMENTS:
        -----------
     1.   U. S. TREASURIES               $ 9,962   $ 2,960   $ 4,491    $2,241
     2.   FED FUNDS                       10,450    10,450         0         0
     3.   PURCHASED CDS                    9,215     2,378     4,162     2,675
                                          ------    ------    ------     -----
             TOTAL INVESTMENTS           $29,357   $15,788   $ 8,653    $4,916

    B.  LOANS:
     1.   COMMERCIAL LOANS               $44,221   $41,571   $   936    $  632
     2.   REAL ESTATE LOANS                1,553         7     1,546         0
     3.   INSTALLMENT                         19        19         0         0
                                         -------   -------   -------    ------
             TOTAL LOANS                 $45,793   $41,597   $ 2,482    $  632

    C.  TOTAL EARNING ASSETS             $75,150   $57,385   $11,136    $5,547

  II.   COST OF FUNDS (DEPOSITS)

    A.  CERTIFICATES OF DEPOSITS         $21,798   $13,169   $ 8,480   $   123
    B.  MONEY MARKET ACCOUNTS             22,288         0    11,144    11,144
    C.  TRANSACTIONS ACCOUNTS              5,517         0         0     3,311
    D.  SAVINGS ACCOUNTS                   2,177         0         0     1,089
                                                   -------   -------

       TOTAL COST OF FUNDS               $51,780   $13,169   $19,624   $15,667

  III. INTEREST SENSITIVE ASSETS         $75,150   $57,385   $11,136   $ 5,547
  IV.  INTEREST SENSITIVE LIABILITIES    $51,780   $13,169   $19,624   $15,667
                                         -------   -------   -------   -------
  V.   GAP                               $23,370   $44,216   $(8,488) $(10,120)

  VI.  CUMULATIVE GAP                    $23,370   $44,216   $35,728   $25,609

  VII. GAP RATIO                             1.45     4.36      0.57      0.35
  VIII.CUMULATIVE RATIO                      1.45     4.36      2.09      1.53


  IX.  GAP AS % OF TOTAL ASSETS             27.93    52.84    (10.14)   (12.09)
  X.   CUMULATIVE GAP AS A % OF
           TOTAL ASSETS                     27.93    52.84     42.70     30.60


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            ------------ ---------- --- -------- -- ---------
                   CONDITION AND RESULTS OF OPERATIONS
                   --------- --- ------- -- ----------
                  FOR THE SIX MONTHS ENDED JUNE 30, 1996
                  --- --- --- ------ ----- ---- --- ----

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


FINANCIAL CONDITION
- --------- ---------

Liquidity Management
- --------- ----------

The consolidated loan-to-deposit ratio at June 30, 1996 was 64.8% which was a decrease from 66.9% for the same period in 1995. The average loan-to-deposit ratio for the second quarter of 1996 was 64.1%, down from 68.8% for the same period last year. This decrease was caused by a significant increase of $4,264,000 in average total deposits in 1996 versus 1995, centered in demand and time deposits, and a slight increase of $611,000 in average outstanding loans, centered in real estate construction. Management continues to seek the acquisition of quality credits. Increase in deposits was due to Bank's effort to attract new business.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, short term securities and federal funds sold totaled $35,783,000 on June 30, 1996. This amount represented 48.5% of total deposits in comparison to the liquidity ratio of 46.1% as of June 30, 1995. This increase is primarily the result of an increase in total deposits and a decrease in the company's loan to deposit ratio. It is management's belief that the current liquidity level is appropriate given current economic conditions and is sufficient to meet current needs.

The Company is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Company.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.




                        Investment Comparative
                        ----------------------

                         6-30-96     %      12-31-95     %    6-30-95      %
                         -------     -      --------     -    -------      -

Fed Funds Sold           $10,450     36%    $ 9,600     36%   $ 8,200     32%
Interest bearing
 Deposits                  9,215     31%     11,002     41%     7,832     30%
Securities                 9,692     33%      6,018     23%     9,912     38%
                         -------    ---     -------    ---    -------    ---
                         $29,357    100%    $26,620    100%   $25,944    100%
                         =======    ===     =======    ===    =======    ===



Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on June 30, 1996 were comprised of $5,452,000 in short term U.S. Gov't bills and $4,240,000 in U.S. Gov't notes. Securities held on June 30, 1995 were composed of $8,577,000 in short term U.S. Gov't bills, and $1,335,000 school district tax anticipation revenue notes used to fund school district budgets.

Changes in Financial Position
- ------- -- --------- --------

As of June 30, 1996, deposits decreased $1,524,000 from year end 1995 while at the same time loans outstanding decreased $2,908,000. Total deposits as of June 30, 1996 were $73,727,000, a increase of 7.3% from $68,739,000 as of June 30,
1995. Total loans as of June 30, 1996 were $47,762,000, an increase of 3.9% from $45,970,000 as of June 30, 1995. The increase in the deposit categories was mentioned previously under "Liquidity Management."

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.



                       Deposit Comparative
                       ------- -----------


                         6-30-96      %     12-31-95     %     6-30-95      %
                         -------      -     --------     -      -------     -

Demand                   $22,764     31%     $27,573     37%    $20,812     30%
Savings                    2,178      3%       2,365      3%      2,531      4%
Interest bearing
 transactions accts       27,777     38%      26,394     35%     27,589     40%
Other Time                21,008     28%      18,919     25%     17,807     26%
                         -------    ---      -------    ---     -------    ---
                         $73,727    100%     $75,251    100%    $68,739    100%
                         =======    ===      =======    ===     =======    ===

The following table sets forth the amount of loans outstanding by each category and the percent of total loans outstanding at the dates specified.



                         Loan Comparative
                         ---- -----------

                          6-30-96      %    12-31-95      %     6-30-95      %
                          -------      -    --------      -     -------      -

Commercial                $29,850     62%    $30,472     60%    $29,490     64%
Real estate-const.          6,530     14%      8,432     17%      5,665     12%
Real estate-other           5,783     12%      6,193     12%      5,034     11%
Installment/Other           5,599     12%      5,573     11%      5,781     13%
                          -------    ---     -------    ---     -------    ---
                          $47,762    100%    $50,670    100%    $45,970    100%
                          =======    ===     =======    ===     =======    ===



Non-Performing Assets
- -------------- ------

The following table provides information with respect to the subsidiary Bank's past due loans and components for non-performing assets at the dates indicated.


                                      Non-Performing Assets
                                      ---------------------
                                         (000.00 Omitted)
                                  6-30-96     12-31-95     6-30-95
                                  -------     --------     -------

Loans 90 days or more past
 due & still accruing              $   58      $  367      $  277
Non-accrual loans                     146          39         464
Other real estate owned             1,302       1,303       1,302
                                    -----       -----       -----
   Total non-performing assets     $1,506      $1,709      $2,043
                                    =====       =====       =====

Non-performing assets to
  period end loans plus
  other real estate owned            3.07%       3.28%       4.32%

Allowance to non-performing
  loans                               560%        252%        154%

Allowance to non-performing
  assets                               76%         60%         56%




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

The decrease in non-performing assets from June 30, 1995 to June 30, 1996 is due primarily to a decrease of $318,000 in non-accrual loans. Loans 90 days or more past due and still accruing also decreased $219,000 from previous year.

The amount in Other Real Estate Owned represents a parcel of improved land and two parcels of partially improved land. The Bank is actively marketing these parcels and no loss is anticipated on any of the sale of the properties.

Capital Position
- ------- --------

As of June 30, 1996, Shareholders' Equity was $11,436,000. This represents an increase of $553,000, or 5.1% over June 30, 1995. Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $2,100,000 of its stock. As of June 30, 1996, the Company's has repurchased a total of 151,538 shares of Company stock constituting 28.0% of the Company's original stock prior to the repurchase program, at a total cost of $2,067,000, or an average price per share of $13.64. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders. The program has not affected the Company's liquidity or capital positions or its ability to operate as the Company's capital growth has exceeded its asset growth. In addition, the Company's subsidiary Bank remains more than well capitalized under current regulations.

On March 14, 1989, the Board of Directors of the Federal Deposit Insurance Corporation approved a Statement of Policy on Risk-Based Capital which became effective December 31, 1990. Under this statement banks are required to meet certain capital standards in addition to leverage standards as previously outlined under FDIC Rules and Regulations. The Bank does not foresee any material or significant impact to its manner of operation in the foreseeable future. Total qualifying capital allowable under risk-based capital guidelines for the subsidiary bank is $8,936,000. The following table shows the risk-based capital ratios and the leverage ratios for 1995 as well as the minimum regulatory requirements as of June 30, 1996:


                                                    Minimum
                         Capital Ratio       Regulatory Requirement

Tier 1 Capital                13.72%                 4.00%
Total Capital                 14.88%                 8.00%
Leverage Ratio                10.17%                 3.00%



The Company is not aware of any current recommendations by the regulatory authorities which if they were implemented would have a material effect on the Company.


RESULTS OF OPERATIONS
- ------- -- ----------

Net Interest Income
- --- -------- ------

Total interest income on loans including loan fees decreased from $2,713,000 for the first six months of 1995 to $2,693,000 for the same period in 1996. This decrease was due to an average decrease in the prime lending rate of approximately .61% over the same period last year. Although average loans outstanding increased $871,000 from June 30, 1995 to June 30, 1996, the yield on loans decreased from 10.89% to 10.84% compared to the same period last year. Loan fees showed an increase of $11,500 over the same period last year primarily due to increase in loan volume. Total interest income on investments increased $124,000 or 19.15% for the first six months of 1996 compared to the same period last year. Average outstanding investments increased $5,101,000 for the first six months of this year versus the same period last year, primarily due to an increase in total deposits specially in demand and time deposits. This increase provided the Bank with funds to invest in Time Certificates of Deposits with other banks, securities and fed funds. The yield on investments showed a decrease of .21% primarily related to a decrease in investment rates brought about by a decrease in the prime lending rate. Interest expense increased from $681,000 as of the end of the first six months of 1995 to $834,000 in 1996. Average outstanding interest-bearing deposit accounts increased $2,543,000 during the first half of 1996 versus the same period last year. The average cost of funds for the period ending June 30, 1996 was .73% more than the same period last year. Since yield from investments is generally lower than yields on loans, interest margin in the six months ending June 30, 1996 is 6.91% compared to 7.78% in the same period last year. As a result of these factors, net interest income for the first six months of 1996 decreased 1.84% over the same period last year.

For the second quarter, total interest income on loans including loan fees decreased from $1,370,000 in 1995 to $1,316,000 for the same period in 1996. The average loans for the 1996 period showed an increase of $611,000 from the same period last year. However, the average prime rate during the second quarter was
 .75% less than the same period last year which caused the yield on loans in the second quarter of 1996 to be approximately .21% less than 1995. Loan fees showed a decrease of $2,000 over the same period last year primarily reflective of flat demand in quality credit. For the second quarter of 1996, total interest income on investments increased $43,200. Although yield on investments are lower for the current period following the trend on interest rates, the average volume on investments increased $5,011,000 compared to the same period last year. For the second quarter of 1996 interest expense increased to $415,000 from $371,000 as of the end of second quarter of 1995.

Average outstanding interest-bearing deposit accounts increased $2,341,000 during the second quarter versus the same period last year, and the average cost of funds for the second quarter of 1996 was .48% more than the same period last year. As a result of these factors, net interest income for the second quarter of 1996 decreased 4.10% compared to a 19.9% increase for the same period last year.

Other Operating Income
- ----- --------- ------

Service charges on deposit accounts as of the end of the first half of 1996 decreased to $161,000 versus $192,000 for the same period in 1995 and was centered in service charges related to return check and overdraft charges which decreased $19,000. Other charges and fees increased $17,000 primarily due increase of collection of wire fees totalling $18,400 in 1996. However, Mastercard/VISA merchant card income decreased $2,800.

Service charges on deposit accounts for the second quarter of 1996 decreased $15,000 over the same period last year and was primarily centered in lower collection of return check charges and overdraft fees. Other charges and fees decreased $1,800 primarily due to decrease in Mastercard/Visa merchant card fees.

Loan Loss Provision
- ---- ---- ---------

The decrease in loan loss provision was primarily due to an improvement in the quality of the Bank's loan portfolio.

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

The balance in the allowance for loan losses at June 30, 1996 was $1,142,000 or 2.39% of total loans compared to $1,146,000 or 2.49% at June 30, 1995.


Other Operating Expenses
- ----- --------- --------

Total other operating expenses decreased $93,000 as of the end of the first half of 1996 compared to the same period last year. Total salary expense increased $45,800 and is primarily related to an incentive program based on growth goals. Foreclosure and OREO expense decreased $92,000 and was directly related to the maintenance of properties held in the OREO account in 1995. Legal fees decreased $23,300 and was directly related to overall improvement of loan quality. Consulting fees increased $8,200 and was related to the utilization of an outside firm to assist in the acquisition of SBA loans and assist in developing a formal sales culture in the Bank.

For the second quarter 1996 operating expenses decreased $33,200 compared to the same period last year and was centered in items previously mentioned.

Provision for Income Taxes
- --------- --- ------ -----

The Company's provision for income taxes as of the end of the first half of 1996 increased from $382,000 in 1995 to $483,000. This increase was primarily related to the growth in income and is considered normal. For the first half of 1996 the Company's total effective tax rate was 41.9% compared to 40.3% in 1995.

For the second quarter 1996 the provision for income taxes increased $36,600 compared to the second quarter of 1995. This increase was related to the items mentioned above. The Company's total effective tax rate was 40.6% for the second quarter of 1996 versus 40.2% for the same period last year.

Net Income
- --- ------

Net income for the first half of 1996 increased from $565,563 for the same period in 1995 to $669,421, or an increase of 18.4%. Second quarter net income increased 16.4% over the same period last year.

                           PART II  -  OTHER INFORMATION
                           -------     -----------------

ITEM 1 - LEGAL PROCEEDINGS
         ----- -----------
         No material developments from those which were reported in the 10-K dated March 29, 1996 for the year ended December 31, 1995.

ITEM 2 - CHANGE IN SECURITIES
         ------ -- ----------
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         -------- ---- ------ ----------
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------- -- ------- -- - ---- -- -------- -------
         Annual Meeting minutes attached (Exhibit #1).
         Meeting held April 25, 1996

ITEM 5 - OTHER INFORMATION
         ----- -----------
                 None

ITEM 6 - REPORTS ON FORM 8-K
         ------- -- ---- ---
         No reports on Form 8-K have been filed by the registrant during the second quarter of 1996 for which this report is filed.

SIGNATURES
- ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SUMMIT BANCSHARES, INC.
                                            Registrant



DATE:  August 12, 1996                      By:/s/ Shirley W. Nelson
                                               ---------------------------
                                               Shirley W. Nelson
                                               Chairman and
                                               Chief Executive Officer



DATE: August 12, 1996                       By:/s/ Kikuo Nakahara
                                              ---------------------------
                                              Kikuo Nakahara
                                              Chief Financial Officer

                    MINUTES OF AN ANNUAL MEETING OF
              THE SHAREHOLDERS OF SUMMIT  BANCSHARES, INC.

                             April 25, 1996

==============================================================================





A meeting of the Shareholders of Summit Bancshares, Inc. was conducted on April 25, 1996, in the board room of Summit Bank at 2969 Broadway, Oakland, California.


                                 PRESENT
                                 -------
              Directors                            Staff
              ---------                             -----

           Jerrald R. Goldman, M.D.                C. Michael Ziemann
          George H. Hollidge                      Denise Dodini
          Kikuo Nakahara                          Rebecca Holowich
          Shirley W. Nelson                       Frances R. Darnley
          Thomas H. State
          Mary C. Warren
          Barbara J. Williams

                                  GUESTS
                                  ------

                    Jeffrey P. Hank, Arthur Andersen & Co.
                    Joseph W. Thatcher, First Interstate Bank


The meeting was called to order by Shirley W. Nelson, Chairman of the Board, at 2:00 p.m. The Chairman asked George H. Hollidge, Corporate Secretary, to present proof of the due calling of the meeting.

Secretary Hollidge presented a copy of the printed Notice of Annual Meeting of Shareholders dated March 25, 1996, stating the meeting's time, place and purpose. The Secretary suggested that the reading of the notice be dispensed unless there was a request to do so. No request was made. He then stated if any of the Shareholders present had an objection to the contents of the notice or the manner in which the notice was served, such objection should be stated or it would be deemed waived. No objection was voiced.

Summit Bancshares, Inc.
Annual Meeting of Shareholders
April 25, 1996
Page 2



Second, the Secretary presented a complete list certified by First Interstate/Wells Fargo Bank, the stock transfer agent for the Company, of the holders of the common stock of the Company as of the close of business on February 29, 1996, the record date fixed by the Board of Directors for Shareholders entitled to notice of and to vote at this meeting . This list, which was kept open to the inspection of Shareholders throughout the meeting, showed that at the close of business on February 29, 1996, there were 424,259 common shares of the Company issued and outstanding.

Third, the declaration of Joseph W. Thatcher, an employee of First Interstate/Wells Fargo Bank, showing that he caused to be mailed on March 25, 1996, to each of the Shareholders of Record, a copy of the Notice of Annual Meeting of Shareholders.

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

Mr. Thatcher reported that there were represented in person or by proxy 323,406 common shares of the Company for a total percentage of shares of the Comp any present, in person or by proxy of 76.23%

Chairman Nelson stated that based upon these numbers a quorum was present, the meeting was declared lawful and properly convened and competent to proceed to the transaction of the business as stated in the notice.

Ms. Nelson described the items on the agenda for the meeting and discussed voting procedures.

Item 1 pertains to election of Directors to serve until the 1997 A nnual Meeting or until their successors and elected and qualified. Those seven (7) nominees who receive the highest number of votes will be those elected.

Summit Bancshares, Inc.
Annual Meeting of Shareholders
April 25, 1996
Page 3


Item 2 involves the ratification of the selection of Arthur Andersen LLP to audit the financial statement of the Company for the fiscal year 1996.

Chairman Nelson explained that, in addition, the Shareholders may consider such other business as may properly come before the Annual Meeting and any adjournment or adjournments thereof. The meeting will take up the agenda items in the order described. Any Shareholder voting in person at the meeting has been provided a ballot which may be used to vote on these items and will be given time to mark the ballot after each item is discussed . The number of shares which are to be voted on each matter should be marked in the appropriate space.

The Chairman then moved to Item 1, the election of Directors. The Board of Directors nominated the following persons to the office of Directors of the Company to serve until the 1997 Annual Meeting of Shareholders and until their successors are elected and qualified: Jerrald R. Goldman, M.D.; George H. Hollidge; Kikuo Nakahara; Shirley W. Nelson; Thomas H. State; Mary C. Warren; and Barbara J. Williams. The Secretary announced that there were no further nominees, and accordingly nominations were declared closed. The Chairman requested that the shareholders voting in person mark their ballots and hold the same pending later matters to be voted.

Next on the agenda was Item 2, the ratification of the selection of Arthur Andersen LLP to audit the financial statement of the Company for the fiscal year 1965. The following resolution was proposed by the Secretary:

"RESOLVED that the appointment of the accounting firm of Arthur Andersen LLP as the independent auditors for the Company for the fiscal year ending December 31, 1996, be approved and ratified."

The resolution was moved by Mr. Nakahara and seconded by Mr.
Hollidge.  The Chairman asked if there was any discussion.
Hearing none, the discussion was closed.

The Chairman thereupon inquired whether there was any further business to come before the meeting. Hearing none, she then asked Mr. Thatcher to collect the ballots of any Shareholders and tally them.

Summit Bancshares, Inc.
Annual Meeting of Shareholders
April 25, 1996
Page 4



Mr. Ziemann gave a financial and operating overview of the Company. Summit Bank's total assets increased from $79 million in 1994 to $86 million in 1995, while its total deposits increased from $68 million to $75 million. Our profit went up from $907,000 in 1994 to $1,315,000 in 1995. Return on assets was 1.59% while our peer group was .63% We are projecting total assets of $87 million with a net profit of $1,400,000 for 1996. This is an aggressive projection as we will be attempting to add an additional $10 million to our real estate lending portfolio.

Next, the Inspector of Elections reported to the persons present. The seven (7) highest number of votes of the common shares of the Company for the office of Director were as follows: Jerrald R. Goldman, M.D.; George H. Hollidge; Kikuo Nakahara; Shirley W. Nelson; Thomas H. State; Mary C. Warren; and Barbara J. Williams. These individuals are hereby declared elected to serve as Directors of the Company for the following year.

In addition, the holders of 318,476 common shares of the Company voted to approve Item 2, the appointment of Arthur Andersen LLP as auditors of this Company for the fiscal year ending December 31, 1996.

The Chairman announced that the Report of the Inspector of Elections was approved and ordered appended to the minutes of this meeting.

There being no other business to come before the meeting, the Chairman asked for a motion to adjourn. Mr. Nakahara moved the meeting be adjourned, and Mr. Hollidge seconded the motion. Hearing no objection, the meeting was adjourned at 2:05 p.m.


                           Respectfully submitted:


                           /s/ Frances R. Darnley
                           ----------------------
                           Frances R. Darnley
                           Assistant Corporate Secretary

Attested:                                     Attested:



/s/ George H. Hollidge                        /s/ Shirley W. Nelson
- ----------------------                        ---------------------
George H. Hollidge                            Shirley W. Nelson
Corporate Secretary                           Chairman of the Board

                              WEIGHTED AVERAGE SHARES
                          Six Months Ended June 30, 1996

                                                     PRIMARY        FULLY
                                                     -------        -----

  A.  Common Stock                                   424,842       424,842

      424,259  12-31-95  (Bal. Fwd.)
      424,259  to 03-21-96  80 days  =    33,940,720
      425,359  to 04-10-96  20 days  =     8,507,180
      425,909  to 05-17-96  37 days  =    15,758,633
      425,659  to 05-22-96   5 days  =     2,128,295
      424,659  to 06-30-96  40 days  =    16,986,360

                           182 days  =    77,321,188

  Average shares outstanding for period =    424,842



          Options - Fully                             36,239
          -------   -----

          Use Higher of Year End Price
             or Average Price

           Year End Price = $26.00
           Ave Price      = $27.79

          Use Year End Price of $27.79


       SN       8,250 X (27.79 - 10.45)  = 5,148
                        ---------------
                             27.79

       MZ       1,000 X (27.79 - 10.00)  =   640
                        ---------------
                             27.79

       SN      10,000 X (27.79 - 10.00)  = 6,401
                        ---------------
                             27.79

       SN      15,689 X (27.79 - 10.00)   10,043
                        ---------------
                             27.79

       SN       8,333 X (27.79 - 12.00)  = 4,734
                        ---------------
                             27.79

       MZ       2,900 X (27.79 - 13.50)  = 1,491
                        ---------------
                             27.79

       TW         400 X (27.79 - 12.25)  =   224
                        ---------------
                             27.79

       SN         978 X (27.79 - 13.25)  =   512
                        ---------------
                             27.79

       DD       2,500 X (27.79 - 13.00)  = 1,331
                        ---------------
                             27.79

       MZ       1,045 X (27.79 - 13.00)  =   556
                        ---------------
                             27.79

       FD       1,950 X (27.79 - 13.00)  = 1,039
                        ---------------
                             27.79

       AC         400 X (27.79 - 13.00)  =   213
                        ---------------
                             27.79

       TW       1,500 X (27.79 - 13.00)  =   798
                        ---------------
                             27.79

       SN       4,000 X (27.79 - 17.75)  = 1,445
                        ---------------
                             27.79

       MZ       2,000 X (27.79 - 17.75)  =   723
                        ---------------
                             27.79


       DD       1,000 X (27.79 - 17.75)  =   362
                        ---------------
                             27.79

       TW       1,000 X (27.79 - 17.75)  =   362
                        ---------------
                             27.79

       FD         500 X (27.79 - 17.75)  =   181
                        ---------------
                             27.79

       AC         100 X (27.79 - 17.75)  =    36
                        ---------------
                             27.79


               Options - Primary                                        36,239
               -------   -------
                Average Price for the Year
                         $27.79


       SN       8,250 X (27.79 - 10.45)  = 5,148
                        ---------------
                             27.79

       MZ       1,000 X (27.79 - 10.00)  =   640
                        ---------------
                             27.79

       SN      10,000 X (27.79 - 10.00)  = 6,401
                        ---------------
                             27.79

       SN      15,689 X (27.79 - 10.00)   10,043
                        ---------------
                             27.79

       SN       8,333 X (27.79 - 12.00)  = 4,734
                        ---------------
                             27.79

       MZ       2,900 X (27.79 - 13.50)  = 1,491
                        ---------------
                             27.79

       TW         400 X (27.79 - 12.25)  =   224
                        ---------------
                             27.79

       SN         978 X (27.79 - 13.25)  =   512
                        ---------------
                             27.79

       DD       2,500 X (27.79 - 13.00)  = 1,331
                        ---------------
                             27.79

       MZ       1,045 X (27.79 - 13.00)  =   556
                        ---------------
                             27.79

       FD       1,950 X (27.79 - 13.00)  = 1,039
                        ---------------
                             27.79

       AC         400 X (27.79 - 13.00)  =   213
                        ---------------
                             27.79

       TW       1,500 X (27.79 - 13.00)  =   798
                        ---------------
                             27.79

       SN       4,000 X (27.79 - 17.75)  = 1,445
                        ---------------
                             27.79

       MZ       2,000 X (27.79 - 17.75)  =   723
                        ---------------
                             27.79

       DD       1,000 X (27.79 - 17.75)  =   362
                        ---------------
                             27.79

       TW       1,000 X (27.79 - 17.75)  =   362
                        ---------------
                             27.79

       FD         500 X (27.79 - 17.75)  =   181
                        ---------------
                             27.79

       AC         100 X (27.79 - 17.75)  =    36
                        ---------------
                             27.79

    [S]                                           [C]              [C]
    TOTAL SHARES 2ND QUARTER                           461,081         461,081
                                                    ==========       =========

    TOTAL SHARES YEAR END
                                                    ==========       =========

    NET INCOME 2ND QUARTER                            $342,321        $342,321
                                                    ==========       =========

    NET INCOME YEAR END 1996                      $                $
                                                    ==========       =========

    EARNINGS PER SHARE 2ND QTR                          $ .75           $ .75
                                                    ==========       =========

    EARNINGS PER SHARE YTD                              $1.45           $1.45
                                                    ==========       =========