Form 10-Q
period 1996-09-30
SUMMIT BANCSHARES INC/CA
filed 1996-11-14
CIK 353203

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C.   20549

                                     FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                          THE SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTER ENDED:           SEPTEMBER 30, 1996

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

                             YES     X        NO
                                ----------      ----------

         The number of shares outstanding of the registrant's common stock was:

                     424,659 shares of no par value common stock
                         issued as of September 30, 1996

                             PART I - FINANCIAL INFORMATION
                             ---- -   --------- -----------

ITEM 1                                                                      PAGE

  SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS
  ------ ----------- ---- --- ---------- --------- ----------

         Consolidated Balance Sheets ..................................... 2

         Consolidated Statements of Income ............................... 3-4

         Consolidated Statements of Changes in

            Shareholders' Equity ......................................... 5

         Consolidated Statement of Cash Flows ............................ 6-7

         Notes to Financial Statements.................................... 8

         Interest Rate Risk Reporting Schedule............................ 9

ITEM 2

         Management's Discussion and Analysis of Financial

           Condition and Results of Operations ........................... 10-16


                              PART II - OTHER INFORMATION
                              ---- --   ----- -----------

ITEMS 1-6 ................................................................ 17

                            PART I - FINANCIAL INFORMATION
                            ---- -   --------- -----------

                                        ITEM 1.
                                        ---- --

                         SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                         ------ ----------- ---- --- ----------
                               CONSOLIDATED BALANCE SHEETS
                               ------------ ------- ------
                        SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                        --------- --- ---- --- -------- --- ----
                                      (Unaudited)
                                              (Stated in Thousands)
ASSETS                                       9-30-96       12-31-95
------                                       -------       --------
Cash and Due from Banks                      $ 4,976       $ 6,828
Federal Funds Sold                            13,622         9,600
                                              ------        ------
  Cash and Cash Equivalents                   18,598        16,428
Interest-bearing Deposits with
  Other Financial Institutions                 9,608        11,002
Investment Securities (Held-to-                9,705         6,018
  Maturity) Market Value of $9,790
  at September 30, 1996 and $6,090
  at December 31, 1995)
Loans                                         50,725        50,670
  Less:  Allowance for loan losses            (1,090)       (1,025)
                                              ------        ------
Net Loans                                     49,635        49,645
Premises and Equipment, net                      866           872
Other Real Estate Owned                        1,283         1,303
Interest Receivable and Other
  Assets                                       1,644         1,555
                                              ------        ------
TOTAL ASSETS                                 $91,339       $86,822
                                              ======        ======
LIABILITIES AND SHAREHOLDERS' EQUITY
----------- --- ------------- ------

Deposits:
  Demand                                     $23,686       $27,573
  Savings                                      2,951         2,365
  Interest-bearing Transaction
    Accounts                                  31,492        26,394
  Other Time                                  20,755        18,919
                                              ------        ------
Total Deposits                                78,884        75,251
Interest Payable and Other
  Liabilities                                    671           469
                                              ------        ------
TOTAL LIABILITIES                             79,555        75,720
                                              ------        ------
SHAREHOLDERS' EQUITY:
Preferred Stock, no par value:
  2,000,000 shares authorized, no
  shares outstanding                             ---           ---
Common Stock, no par value;
  3,000,000 shares authorized;
  424,259 shares issued and
  outstanding at December 31, 1995
  and 424,659 at September 30, 1996            3,751         3,767
Retained Earnings                              8,033         7,335
                                              ------        ------
TOTAL SHAREHOLDERS' EQUITY                    11,784        11,102
                                              ------        ------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $91,339       $86,822
                                              ======        ======

                       SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                       ------ ----------- ---- --- ----------
                      CONSOLIDATED STATEMENTS OF INCOME FOR THE
                      ------------ ---------- -- ------ --- ---
                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                ----- --- ---- ------ ----- --------- --- ---- --- ----
                                     (unaudited)

                                  THREE       THREE        NINE        NINE
                                  MONTHS      MONTHS       MONTHS      MONTHS
                                  ENDED       ENDED        ENDED       ENDED
                                 9-30-96     9-30-95      9-30-96     9-30-95
                                 -------     -------      -------     -------
Interest Income:

  Interest and Fees on Loans    $1,531,120  $1,402,669   $4,224,082  $4,115,584
  Interest on Investment Sec.      150,017     135,385      371,134     438,115
  Interest on Federal Funds Sold   183,117     128,936      433,235     274,402
  Interest on Time Deposits with
    Other Financial Institutions   127,726     142,783      427,059     341,316
                                 ---------   ---------    ---------   ---------
TOTAL INTEREST INCOME            1,991,980   1,809,773    5,455,510   5,169,417

Interest Expense:
  Interest on Deposits             594,670     427,859    1,428,693   1,108,663
                                 ---------   ---------    ---------   ---------

TOTAL INTEREST EXPENSE             594,670     427,859    1,428,693   1,108,663
                                 ---------   ---------    ---------   ---------
NET INTEREST INCOME              1,397,310   1,381,914    4,026,817   4,060,754

Provision for Loan Losses           50,000     125,000      165,000     415,000
                                 ---------   ---------    ---------   ---------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES        1,347,310   1,256,914    3,861,817   3,645,754
                                 ---------   ---------    ---------   ---------
Other Operating Income:
  Service Charges on Deposit
     Accts.                         80,881      90,878      241,673     282,867
  Other                             58,678      42,602      161,311     127,780
                                 ---------   ---------    ---------   ---------
TOTAL OTHER OPERATING INCOME       139,559     133,480      402,984     410,647
                                 ---------   ---------    ---------   ---------
Other Operating Expenses:

  Salaries and Employee Benefits   497,835     471,531    1,416,317   1,344,201
  Occupancy Expense                 92,057      92,918      274,572     273,999
  Furniture and Equipment Expense   24,491      23,120       63,458      72,632
  Other                            266,632     253,161      752,156     868,482
                                 ---------   ---------    ---------   ---------

TOTAL OTHER OPERATING EXPENSE      881,015     840,730    2,506,503   2,559,314
                                 ---------   ---------    ---------   ---------

INCOME BEFORE INCOME TAXES         605,854     549,664    1,758,298   1,497,087

Provision for Income Taxes        (257,724)   (233,422)    (740,747)   (615,282)
                                 ---------   ---------    ---------   ---------

NET INCOME                       $ 348,130   $ 316,242   $1,017,551   $ 881,805
                                 =========    =========   =========   =========

                                     THREE       THREE      NINE        NINE
                                     MONTHS      MONTHS     MONTHS      MONTHS
                                     ENDED       ENDED      ENDED       ENDED

                                    9-30-96     9-30-95     9-30-96     9-30-95
                                    -------     -------     -------     -------

NET INCOME APPLICABLE TO
  COMMON STOCK                     $348,130    $316,242   $1,017,551   $881,805
                                   ========    ========   ==========   ========

PRIMARY EARNINGS:

  Weighted Average Shares
   Outstanding:                     464,313     456,224     456,780     457,038

PRIMARY EARNINGS PER SHARE             $.75        $.69       $2.23       $1.93
                                    =======     =======     =======     =======

                       SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                       ------ ----------- ---- --- ----------
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              ------------ ---------- -- ------- -- ------------- ------
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                 --- --- ---- ------ ----- --------- --- ---- --- ----
                                     (Unaudited)

                                        NUMBER
                                       OF SHARES      COMMON        RETAINED
                                      OUTSTANDING     STOCK         EARNINGS
                                      -----------     ------        --------

BALANCE AT DECEMBER 31, 1995            424,259     $3,767,258     $7,335,003

Repurchase of Common Stock               (1,250)       (36,437)           ---

Exercise of Stock Options                 1,650         20,246            ---

Payment of $.75 Cash Dividend
  for Holders of Record as of
  May 13, 1996 and Payable on
  June 7, 1996                              ---            ---       (319,431)

Net Income for the Nine Months
 ended September 30, 1996                   ---            ---      1,017,551
                                        -------      ---------      ---------

BALANCE AT SEPTEMBER 30, 1996           424,659     $3,751,067     $8,033,123
                                        =======     ==========     ==========

BALANCE AT DECEMBER 31, 1994            427,485     $3,837,684     $6,656,072

Purchase of Common Stock                 (3,226)       (70,246)           ---

Payment of $.25 Cash Dividend
  for Holders of Record as of
  May 12, 1995 and Payable on
  June 9, 1995                              ---            ---       (106,252)

Net Income for the Nine Months
 ended September 30, 1995                   ---            ---        881,805
                                        -------     ----------     ----------

BALANCE AT SEPTEMBER 30, 1995           424,259     $3,767,438     $7,431,625
                                        =======      =========      =========

                        SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                                 STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                      (Unaudited)
--------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
      Interest received                                             $ 5,103,346
      Fees received                                                     744,102
      Interest paid                                                  (1,469,030)
      Cash paid to suppliers and employees                           (2,199,614)
      Income taxes paid                                                (687,000)
                                                                     ----------
         Net cash provided by operating activities                    1,491,804
                                                                     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Decrease in time deposits with other
         financial institutions                                       1,394,000
      Maturity of investment securities                               3,540,012
      Purchase of investment securities                              (7,227,004)
      Net decrease in loans made to customers                          (319,983)
      Recoveries on loans previously charged off                          2,750
      Capital expenditures                                              (97,605)
                                                                     ----------
         Net cash used in investing activities                       (2,707,830)
                                                                     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net decrease in demand, MRA, NOW,
         and savings accounts                                         1,796,800
      Net increase in time deposits                                   1,836,674
      Increase in other miscellaneous assets                            109,026
      Purchase of common stock                                          (36,438)
      Dividends paid                                                   (319,432)
                                                                     ----------
         Net cash provided by financing activities                    3,386,630
                                                                     ----------
Net increase in cash and cash equivalents                             2,170,604
Cash and cash equivalents at 12-31-95                                16,427,803
                                                                     ----------
Cash and cash equivalents at 9-30-96                                $18,598,407
                                                                    ===========

Reconciliation of net income to net cash provided by operating activities:

Net Income                                                          $ 1,017,551

Adjustments to reconcile net income to cash provided
 by operating activities:
         Depreciation                                    103,285
         Provision for loan losses                       165,000
         Decrease in accrued interest receivable           5,701
         Decrease in unearned loan fees                  (16,747)
         Decrease in accrued interest payable            (40,337)
         Decrease in prepaid expenses                     53,531
         Increase in accounts payable                    150,073
         Increase in income tax payable                   53,747
                                                         -------
           Total adjustments                                            474,253
                                                                     ----------
Net cash provided by operating activities                            $1,491,804
                                                                      =========

                        SUMMIT BANCSHARES, INC. AND SUBSIDIARY
                                 STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                      (Unaudited)
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Interest received                                             $ 4,741,684
      Fees received                                                     799,792
      Interest paid                                                    (991,961)
      Cash paid to suppliers and employees                           (2,349,817)
      Income taxes paid                                                (791,654)
                                                                     ----------
         Net cash provided by operating activities                    1,408,044
                                                                     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in time deposits with other
         financial institutions                                      (3,071,000)
      Maturity of investment securities                               6,476,325
      Purchase of investment securities                              (4,081,780)
      Net decrease in loans made to customers                        (1,483,221)
      Recoveries on loans previously charged off                         10,639
      Capital expenditures                                             (123,197)
                                                                     ----------
         Net cash used in investing activities                       (2,272,234)
                                                                     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net decrease in demand, MRA, NOW,
         and savings accounts                                           (83,851)
      Net increase in time deposits                                   5,248,906
      Decrease in other miscellaneous assets                          1,738,464
      Purchase of common stock                                          (70,426)
      Dividends paid                                                   (106,252)
                                                                     ----------
         Net cash provided by financing activities                    6,726,841
                                                                     ----------
Net increase in cash and cash equivalents                             5,862,651
Cash and cash equivalents at 12-31-94                                 9,246,342
                                                                     ----------
Cash and cash equivalents at 6-30-95                                $15,108,993
                                                                    ===========

Reconciliation of net income to net cash provided by operating activities:

Net Income                                                             $881,805

Adjustments to reconcile net income to cash provided
 by operating activities:
         Depreciation                                    107,961
         Provision for loan losses                       415,000
         Increase in accrued interest receivable         (61,041)
         Increase in unearned loan fees                   22,453
         Increase in accrued interest payable            116,702
         Increase in prepaid expenses                    (24,693)
         Increase in accounts payable                    126,229
         Decrease in income tax payable                 (176,372)
                                                        ---------
           Total adjustments                                            526,239
                                                                     ----------
Net cash provided by operating activities                            $1,408,044
                                                                     ==========

NOTES TO FINANCIAL STATEMENTS
----- -- --------- ----------

      1.  CONSOLIDATED FINANCIAL STATEMENTS
          ------------ --------- ----------

          In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996 and the results of operations for the nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995.

          Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1995 Annual Report to Shareholders, which is incorporated by reference in the Company's 1995 annual report on Form 10-K. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

      2.  SIGNIFICANT ACCOUNTING POLICIES
          ----------- ---------- --------
          Net income per common and common equivalent share is computed using the weighted average number of shares outstanding during the period and the dilutive effect of stock options.
                                        8

INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

     The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended September 30, 1996. The table presents each major category of interest-earning assets and interest-bearing liabilities.

                                                   INTEREST RATE RISK REPORTING SCHEDULE

REPORTING INSTITUTION:  SUMMIT BANK                                                   REPORTING DATE:    9/30/96

                                                      REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT
                                        ($000.00)
                                         OMITTED        UP       > 3       > 1       > 3      > 5       OVER
                                           TOTAL         3       < 1       < 3       < 5      < 10      10 YRS
  I.    EARNING ASSETS
        ------- ------

         A.  INVESTMENTS:
             -----------
          1.   U. S. TREASURIES          $ 9,705   $ 4,991   $   473    $4,241        $0        $0        $0
          2.   FED FUNDS                  13,622    13,622         0         0         0         0         0
          3.   PURCHASED CDS               9,608     2,379     4,654     2,575         0         0         0
                                          ------    ------     -----     -----         -         -         -
                  TOTAL INVESTMENTS      $32,935   $20,992   $ 5,127    $6,816        $0        $0        $0

         B.  LOANS:
             -----
          1.   COMMERCIAL LOANS          $46,928   $43,636   $ 1,418    $  774      $632      $468        $0
          2.   REAL ESTATE LOANS           1,549     1,549         0         0         0         0         0
          3.   INSTALLMENT                    16        16         0         0         0         0         0
                                          ------    ------     -----    ------       ---       ---       ---
                  TOTAL LOANS            $48,493   $45,201   $ 1,418    $  774      $632      $468        $0

         C.  TOTAL EARNING ASSETS        $81,428   $66,193   $ 6,545    $7,590      $632      $468        $0
             ----- ------- ------

  II.   COST OF FUNDS (DEPOSITS)
        ---- -- ----- ----------
         A.  CERTIFICATES OF DEPOSITS    $21,446   $12,251   $ 9,035   $   133    $    0       $27        $0
         B.  MONEY MARKET ACCOUNTS        24,464         0    12,232    12,232         0         0         0
         C.  TRANSACTIONS ACCOUNTS         7,885         0         0     3,943     1,971     1,971         0
         D.  SAVINGS ACCOUNTS              2,153         0         0     1,077       538       538         0
                                           -----    ------    ------    ------     -----     -----         -

            TOTAL COST OF FUNDS          $55,948   $12,251   $21,267   $17,385    $2,509    $2,536        $0

  III. INTEREST SENSITIVE ASSETS         $81,429   $66,193   $ 6,546   $ 7,590    $  632    $  468        $0

  IV.  INTEREST SENSITIVE LIABILITIES    $55,948   $12,250   $21,267   $17,385    $2,510    $2,536        $0
                                         -------   -------   -------   -------    ------    ------         -
  V.   GAP                               $25,481   $53,943  $(14,721) $( 9,795)  $(1,878)  $(2,068)       $0

  VI.  CUMULATIVE GAP                    $25,481   $53,943   $39,222   $29,427   $27,549    $25,481  $25,481

  VII. GAP RATIO                             1.46     5.40      0.31      0.44      0.25       0.18

  VIII.CUMULATIVE RATIO                      1.45     5.40      2.17      1.58      1.52       1.46     1.46

  IX.  GAP AS % OF TOTAL ASSETS             28.69    60.73    (16.57)   (11.03)    (2.11)     (2.33)

  X.   CUMULATIVE GAP AS A % OF
           TOTAL ASSETS                     28.69    60.73     44.16     33.13     31.01      28.69    28.69

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
------------  ----------  ---  -------- --  ---------  ---------  --- ------- --
               OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
               ---------- --- --- ---- ------ ----- --------- --- ----

The registrant is a bank holding company whose only operating subsidiary is Summit Bank. The following discussion primarily concerns the financial condition and results of operations of the Holding Company ("Company") on a consolidated basis including the subsidiary bank. All adjustments made in the compilation of this information are of a normal recurring nature.

FINANCIAL CONDITION
--------- ---------

Liquidity Management
--------- ----------

The consolidated loan-to-deposit ratio at September 30, 1996 was 64.3% which was a decrease from 67.3% for the same period in 1995. The average loan-to-deposit ratio for the third quarter of 1996 was 62.5%, down from 66.1% for the same period last year. Although the average loan-to-deposit ratio is down from last year, average total deposits for the year through September 30, 1996 increased $4,864,000 in 1996 versus 1995. The higher cost public deposit, time certificates and market rate accounts increased $2,826,000, while interest free demand deposit accounts increased $2,038,000. Average outstanding loans increased $1,362,000 due to increased loan participations by the Bank with the holding company. Management continues to seek the acquisition of quality credits.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, short term securities and federal funds sold totaled $37,911,000 on September 30, 1996. This amount represented 48.1% of total deposits in comparison to the liquidity ratio of 45.4% as of September 30, 1995. This increase is primarily the result of an increase in total deposits and a decrease in the company's loan to deposit ratio. It is management's belief that the current liquidity level is appropriate given current economic uncertainties and is sufficient to meet current needs.

The issuer is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Company.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.

                                      Investment Comparative
                                      ----------------------
                                        (000.00 Omitted)
                          9-30-96   %     12-31-95   %      9-30-95   %
                          -------   -     --------   -      -------   -

Fed Funds Sold            $13,622  41%     $ 9,600  36%     $ 8,300  32%
Interest bearing
 Deposits                   9,608  29%      11,002  41%      10,110  38%
Securities                  9,705  30%       6,018  23%       7,930  30%
                           ------ ---       ------ ---       ------ ---
                          $32,935 100%     $26,620 100%     $26,340 100%
                          ======= ===      ======= ===      ======= ===

Interest bearing deposits are comprised of time certificates of deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on September 30, 1996 were comprised of $9,705,000 in U.S. gov't and agency instruments maturing between 3 months and 2 years. Securities on September 30, 1995 were comprised of $7,570,000 in U.S. gov't and agency instruments maturing between 3 months and 3 years, and $360,000 in bank qualified 1 year Tax Anticipation Revenue Notes used to fund annual school district budgets.

Changes in Financial Position
------- -- --------- --------

As of September 30, 1996, deposits increased $3,633,000 from year end 1995 while at the same time loans outstanding increased $55,000. Total deposits as of September 30, 1996 were $78,884,000, an increase of 8% from $73,024,000 as of September 30, 1995. Total loans as of September 30, 1996 were $50,725,000, an increase of 3% from $49,113,000 as of September 30, 1995.

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.

                                              Deposit Comparative
                                              ------- -----------
                                               (000.00 Omitted)
                                 9-30-96   %     12-31-95   %      9-30-95   %
                                 -------   -     --------   -      -------   -

Demand                           $23,686  30%     $27,573  37%     $22,306  31%
Savings                            2,951   4%       2,365   3%       2,533   3%
Interest bearing
 transactions accts               31,492  40%      26,394  35%      29,467  40%
Other Time                        20,755  26%      18,919  25%      18,718  26%
                                  ------ ---       ------ ---       ------ ---
                                 $78,884 100%     $75,251 100%     $73,024 100%
                                 ======= ===      ======= ===      ======= ===

The following table sets forth the amount of loans outstanding by each category and the percent of total loans outstanding at the dates specified.

                                                Loan Comparative
                                                ---- -----------
                                               (000.00 Omitted)
                                 9-30-96   %     12-31-95   %      9-30-95   %
                                 -------   -     --------   -      -------   -

Commercial                       $33,194  65%     $30,472  60%     $32,114  65%
Real estate-const.                 6,987  14%       8,432  17%       7,192  15%
Real estate-other                  4,779   9%       6,193  12%       4,745   9%
Installment/Other                  5,765  12%       5,573  11%       5,062  11%
                                 ------- ---      ------- ---      ------- ---
                                 $50,725 100%     $50,670 100%     $49,113 100%
                                 ======= ===      ======= ===      ======= ===

Non-Performing Assets
-------------- ------

The following table provides information with respect to the subsidiary Bank's past due loans and components for non- performing assets at the dates indicated.

                                                  Non-Performing Assets
                                                  ---------------------
                                                     (000.00 Omitted)
                                             9-30-96     12-31-95     9-30-95
                                             -------     --------     -------

Loans 90 days or more past
 due & still accruing                         $   18       $  367      $  392
Non-accrual loans                                  0           39         694
Other real estate owned                        1,283        1,303       1,303
                                               -----        -----       -----
   Total non-performing assets                $1,301       $1,709      $2,389
                                              ======        =====       =====

Non-performing assets to
  period end loans plus
  other real estate owned                       2.50%        3.28%       4.74%

Allowance to non-performing
  loans                                         6056%        252%        117%

Allowance to non-performing
  assets                                          84%          60%         53%

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

The decrease in non-performing assets from 9-30-95 to 9-30-96 is due primarily to a decrease of $694,000 in non-accrual loans. Loans 90 days or more past due and still accruing also decreased $374,000 from previous year.

The amount in other real estate owned represents a parcel of improved land and two parcels of partially improved land. The Bank is actively marketing these parcels and an additional $10,000 write-down was taken in the month of October to reflect market conditions on one of these properties.

Capital Position
------- --------

As of September 30, 1996, Shareholders' Equity was $11,784,000. This represents an increase of $585,000, or 5.2% over the same period last year. Since the inception of the stock repurchase program in 1989, the Company has authorized the repurchase of $2,100,000 of its stock. As of September 30, 1996, the Company has repurchased a total of 151,538 shares of the Company's stock constituting 28.0% of the Company's original stock prior to the repurchase program, at a total cost of $2,067,000, or an average price per share of $13.64. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders. The program has not affected the Company's liquidity or capital positions or its ability to operate as the Company's capital growth has exceeded its asset growth. In addition, the Company's subsidiary Bank remains more than well capitalized under current regulations.

On March 14, 1989, the Board of Directors of the Federal Deposit Insurance Corporation approved a Statement of Policy on Risk-Based Capital which became effective December 31, 1990. Under this statement banks are required to meet certain capital standards in addition to leverage standards as previously outlined under FDIC Rules and Regulations. The Bank does not foresee any material or significant impact to its manner of operation in the foreseeable future. Total qualifying capital allowable under risk-based capital guidelines for the subsidiary bank is $8,552,000. The following table shows the risk-based capital ratios and the leverage ratios for 1996 as well as the minimum regulatory requirements as of September 30, 1996:

                                                    Minimum
                            Capital Ratio    Regulatory Requirement

Tier 1 Capital                 13.11%                4.00%
Total Capital                  14.22%                8.00%
Leverage Ratio                  9.79%                3.00%

The issuer is not aware of any current recommendations by the regulatory authorities which if they were implemented would have a material effect on the Company.


RESULTS OF OPERATIONS
------- -- ----------

Net Interest Income
--- -------- ------

Total interest income including loan fees increased from $4,116,000 for the first nine months of 1995 to $4,224,000 for the same period in 1996. This increase was due to an increase in the average loan volume of $1,362,000 compared to to same period last year. However, prime rate during the first nine months of 1996 was .61% lower than the same period last year. Yield on loans decreased from 10.88% to 10.83% compared to the same period last year. Loan fees showed a decrease of $8,800 from the same period last year primarily due to decrease in fee related credit demand. Total interest income on investments increased $178,000 or 16.89% for the nine months of 1996 compared to the same period last year. Average outstanding investments increased $5,419,000 due to an higher growth in total deposits without the corresponding rate of growth in the loan portfolio. This increase provided the Bank with funds to invest in time certificate of deposits with other banks, securities, and fed funds. The yield on investments showed a decrease of .56% related to lower interest rates and lower prime lending rate.

Interest expense increased from $1,109,000 as of the end of the first nine months of 1995 to $1,429,000 in 1996. Average outstanding interest-bearing deposit accounts increased $2,826,000 during the first nine months of 1996 versus the same period last year. The average cost of funds for the period ending September 30, 1996 was .56% more than the same period last year. Since yields from investments are generally lower than yields on loans, interest margin for the nine months ended September 30, 1996 is 6.82% compared to 7.78% in the same period last year.As a result of these factors, net interest income for the first nine months of 1996 decreased .84% over the same period last year.

For the third quarter, total interest income increased from

$1,810,000 in 1995 to $1,992,000 for the same period in 1996. The average loans for the 1996 period showed an increase of $2,120,000 from the same period last year. However, the average prime rate during the third quarter was .75% less than the same period last year which caused the yield on loans in the third quarter of 1996 to be approximately .23% lower than 1995. Loan fees showed a decrease of $20,300 over the same period last year. Following the trend in the prime lending rate, the investment portfolio showed an decrease of .69% in its yield. For the third quarter of 1996 interest expense increased from $428,000 to $595,000. Average outstanding interest-bearing deposit accounts increased $3,394,000 during the third quarter versus the same period last year. The average cost of funds for the third quarter of 1996 increased .25% compared to the same period last year. As a result of these factors, net interest income for the third quarter of 1996 increased 1.11% over the third quarter of 1995.

Other Operating Income
----- --------- ------

Service charges on deposit accounts as of the end of the first nine months of 1996 decreased to $242,000 versus $283,000 for the same period in 1995 and was centered in service charges related to return check and overdraft charges which decreased $24,000. Other charges and fees increased $34,000 compared to 1995, primarily due to increase in wire transfer fees of $18,300 in 1996.

Service charges on deposit accounts for the third quarter of 1996 decreased $10,000 over the same period last year and was primarily centered in lower collection of return check charges and overdraft fees. Other charges and fees increased $16,000 primarily due to an increase in collection of wire transfer fees and safe deposit box fees.

Loan Loss Provision
---- ---- ---------

The decrease in loan loss provision was primarily due to management's assessment of the adequacy of the allowance account. The balance in the allowance for loan losses at September 30, 1996 was $1,090,000 or 2.15% of total loans compared to $1,272,000 or 2.59% at September 30, 1995.

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

Other Operating Expenses
----- --------- --------

Total other operating expenses decreased $53,000 as of the end of the first nine months of 1996 compared to the same period last year. Total salary expense increased $72,000 directly related to incentive program based on growth goals. Foreclosure and OREO expense decreased $86,000 primarily related to maintenance of properties held in 1995. Data processing fees decreased $5,700 and insurance costs decrease $7,400. These decreases were offset by consulting fees increase of $15,600 directly related to the Bank's SBA loan program and assisting the Bank to develop a formal sales culture.

For the third quarter 1996 operating expenses increased $40,300 compared to the same period last year and was centered in salaries and employee benefits of $26,300 for the same reason as mentioned above and expense charged to foreclosure and OREO expense associated with property foreclosed and sold in the current quarter amounting to $7,400.

Provision for Income Taxes
--------- --- ------ -----

The Company's provision for income taxes as of the end of the first nine months of 1996 increased from $615,000 in 1995 to $741,000. This increase was primarily related to the growth in income and is considered normal. For the first nine months of 1996 the company's total effective tax rate was 42.1% compared to 41.1% in 1995.

For the third quarter 1996 the provision for income taxes increased $24,300 compared to the third quarter of 1995. This increase was related to the items mentioned above. The Company's total effective tax rate was 42.5% for the third quarter of 1996 versus 42.5% for the same period last year.

Net Income
--- ------

Net income for the first nine months of 1996 increased from $882,000 for the same period in 1995 to $1,018,000, or an increase of 15.4%. Third quarter net income increased $32,000 or 10.0% over the same period last year.

                          PART II  -  OTHER INFORMATION
                          ---- --     ----- -----------

ITEM 1 - LEGAL PROCEEDINGS
         ----- -----------
         No material developments from that which was reported in the 10-K dated March 29, 1996 for the year ended December 31, 1995.

ITEM 2 - CHANGE IN SECURITIES
         ------ -- ----------
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         -------- ---- ------ ----------
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------- -- ------- -- - ---- -- -------- -------
         None

ITEM 5 - OTHER INFORMATION
         ----- -----------
         None

ITEM 6 - REPORTS ON FORM 8-K
         ------- -- ---- ---
         No reports on Form 8-K have been filed by the registrant during the third quarter of 1996 for which this report is filed.



SIGNATURES
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SUMMIT BANCSHARES, INC.
                                         Registrant




DATE: November 14, 1996                  By:  /s/ Shirley W. Nelson
                                            ---------------------------
                                              Shirley W. Nelson
                                              Chairman and
                                              Chief Executive Officer


DATE: November 14, 1996                  By:  /s/ Kikuo Nakahara
                                            ---------------------------
                                              Kikuo Nakahara
                                              Chief Financial Officer

                               WEIGHTED AVERAGE SHARES
                         Nine Months Ended September 30, 1996

                                                        PRIMARY        FULLY
                                                        -------        -----

A.  Common Stock                                        424,780       424,780

    424,259  12-31-95  (Bal. Fwd.)
    424,259  to 03-21-96  80 days  =    33,940,720
    425,359  to 04-10-96  20 days  =     8,507,180
    425,909  to 05-17-96  37 days  =    15,758,633
    425,659  to 05-22-96   5 days  =     2,128,295
    424,659  to 09-30-96 132 days  =    56,054,988
                         274 days  =   116,389,816

Average shares outstanding for period =    424,780


            Options - Fully                              39,654
            -------   -----

    Use Higher of Year End Price
       or Average Price

     Year End Price  =         $26.00
     Average Price   =         $31.75

    Use Avg Price of $31.75

SN       8,250 X (31.75 - 10.45)  = 5,535
                 ---------------
                      31.75

MZ       1,000 X (31.75 - 10.00)  =   685
                 ---------------
                      31.75

SN      10,000 X (31.75 - 10.00)  = 6,850
                 ---------------
                      31.75

SN      15,689 X (31.75 - 10.00)   10,758
                 ---------------
                      31.75

SN       8,333 X (31.75 - 12.00)  = 5,184
                 ---------------
                      31.75

MZ       2,900 X (31.75 - 13.50)  = 1,667
                 ---------------
                      31.75

TW         400 X (31.75 - 12.25)  =   246
                 ---------------
                      31.75

SN         978 X (31.75 - 13.25)  =   570
                 ---------------
                      31.75

DD       2,500 X (31.75 - 13.00)  = 1,476
                 ---------------
                      31.75

MZ       1,045 X (31.75 - 13.00)  =   617
                 ---------------
                      31.75

FD       1,950 X (31.75 - 13.00)  = 1,152
                 ---------------
                      31.75

AC         400 X (31.75 - 13.00)  =   236
                 ---------------
                      31.75

TW       1,500 X (31.75 - 13.00)  =   886
                 ---------------
                      31.75

SN       4,000 X (31.75 - 17.75)  = 1,764
                 ---------------
                      31.75

MZ       2,000 X (31.75 - 17.75)  =   882
                 ---------------
                      31.75

DD       1,000 X (31.75 - 17.75)  =   441
                 ---------------
                      31.75

TW       1,000 X (31.75 - 17.75)  =   441
                 --------------
                      31.75

FD         500 X (31.75 - 17.75)  =   220
                 ---------------
                      31.75

AC         100 X (31.75 - 17.75)  =    44
                 ---------------
                      31.75

                Options - Primary                                 37,446
                -------   -------

                 Average Price for the Year
                          $29.08

SN       8,250 X (29.08 - 10.45)  = 5,285
                 ---------------
                      29.08

MZ       1,000 X (29.08 - 10.00)  =   656
                 ---------------
                      29.08

SN      10,000 X (29.08 - 10.00)  = 6,561
                 ---------------
                      29.08

SN      15,689 X (29.08 - 10.00)   10,294
                 ---------------
                      29.08

SN       8,333 X (29.08 - 12.00)  = 4,894
                 ---------------
                      29.08

MZ       2,900 X (29.08 - 13.50)  = 1,554
                 ---------------
                      29.08

TW         400 X (29.08 - 12.25)  =   231
                 ---------------
                      29.08

SN         978 X (29.08 - 13.25)  =   532
                 ---------------
                      29.08

DD       2,500 X (29.08 - 13.00)  = 1,382
                 ---------------
                      29.08

MZ       1,045 X (29.08 - 13.00)  =   578
                 ---------------
                      29.08

FD       1,950 X (29.08 - 13.00)  = 1,078
                 ---------------
                      29.08

AC         400 X (29.08 - 13.00)  =   221
                 ---------------
                      29.08

TW       1,500 X (29.08 - 13.00)  =   829
                 ---------------
                      29.08

SN       4,000 X (29.08 - 17.75)  = 1,558
                 ---------------
                      29.08

MZ       2,000 X (29.08 - 17.75)  =   779
                 ---------------
                      29.08

DD       1,000 X (29.08 - 17.75)  =   390
                 ---------------
                      29.08

TW       1,000 X (29.08 - 17.75)  =   390
                 ---------------
                      29.08

FD         500 X (29.08 - 17.75)  =   195
                 ---------------
                      29.08

AC         100 X (29.08 - 17.75)  =    39
                 ---------------
                      29.08

TOTAL SHARES 3RD QUARTER                            464,313       462,105
                                                    =======       =======

TOTAL SHARES YEAR END                               456,780       457,038
                                                    =======       =======

NET INCOME 3RD QUARTER                             $348,131      $348,131
                                                    =======       =======

NET INCOME YEAR END 1996                                NA            NA
                                                  =========     =========

EARNINGS PER SHARE 3RD QTR                           $ .75         $ .75
                                                    =======       =======
EARNINGS PER SHARE YTD                                  NA            NA
                                                    =======       =======