Form 10-K
period 1996-12-31
SUMMIT BANCSHARES INC/CA
filed 1997-03-28
CIK 353203

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED                         COMMISSION FILE NUMBER
  DECEMBER 31, 1996                                 0-11108

                             SUMMIT BANCSHARES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                        94-2767067
         ----------                        ----------
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

           Yes __X__                             No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                             _______
                                                        /      /
                                                       /_____ /

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average of bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:

                                $9,564,819.00 (1)
                                -----------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                       429,224 shares no par common stock
                         issued as of February 28, 1997

                       Documents Incorporated By Reference

---------------
1
  For purposes of this calculation only, shares are deemed to have market value of $33.00, the average of bid and asked prices on February 28, 1997, and each of the executive officers, directors and persons holding 5% or more of the outstanding common stock is deemed to be an affiliate.

                   The Registrant's Proxy Notice and Statement
                 of Annual Meeting of Shareholders to be Held on
                           April 24, 1997 -- Part III,
                     Items 10, 11, 12, and 13 of this Report


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

    Summit Bancshares, Inc. owns all of the capital stock of Summit Bank (the "Bank"), its subsidiary bank, and its activities during 1996 were limited to acting as the Bank's holding company.

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

    On March 30, 1989, the State Banking Department approved the Bank's application to establish a new subsidiary, Summit Equities, Inc, whose purpose is to engage in real property investment activities as authorized by Section
751.3 of the California Financial Code. On November 13, 1992 the FDIC imposed regulations limiting real estate investment to those authorized by national banks, thus no real estate transactions are allowed to be transacted under this subsidiary. The corporation is exploring other avenues or types of approved investment activities. As of this date, the subsidiary has not conducted any business.

SERVICE AREA
------------

    The primary geographic market served by the Bank encompasses the "Pill Hill" area of the City of Oakland and extends to the northern portion of Alameda County to the Contra Costa County line along the boundary cities of Richmond and Albany; running south along the bay front (including the city of Alameda) to Highway 238/580 to the Castro Valley "Y"; east along Highway 580 to encompass the communities of Livermore and Blackhawk; northerly along Highway 680 to the Highway 24 corridor to encompass the cities of Walnut Creek and Concord and west to the starting point in northern Alameda County. This area includes a substantial number of commercial businesses, a large health services complex and substantial residential population. In Alameda County, the health services complex includes two major hospitals, approximately 463 physicians and a wide variety of health related and other professionals, and small and medium-sized businesses.

    The Walnut Creek office is about 16 miles northeast of the head office in Oakland and located in the central business district in Walnut Creek. The site is approximately 1 mile west of John Muir Hospital, which is a 343-bed hospital employing approximately 1165 people and accommodates a large staff of approximately 290 visiting physicians. The surrounding service area includes 4 convalescent hospitals, an acute psychiatric care facility, and the 204-bed Kaiser Foundation Hospital, which employs over 1100 people in downtown Walnut Creek and is staffed by approximately 89 physicians.

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

COMPETITION
-----------

    The banking business in the Oakland/East Bay metropolitan area is very competitive with respect to both loans and deposits, and is dominated by relatively few major banks which have offices operating throughout California. Among the advantages such banks have are their ability to finance wide-ranging advertising campaigns, to offer certain services (for example, trust services) which are not offered directly by the Bank, and to have substantially higher legal lending limits due to their greater capitalization. There are six other independent banks in Oakland, in Walnut Creek and none in Emeryville.

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

REGULATION AND SUPERVISION
--------------------------

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

     Directors of the Company, and the companies with which they are associated, have had and will continue to have banking transactions with the Bank in the ordinary course of the Bank's business. It is the firm intention of the Company that any loans and commitments to loan included in such transactions be made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectability or presenting other unfavorable features. At December 31, 1996, loans to directors totalled $.4 million or 3.1% of the Company's shareholders' equity.

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

     ACCOUNTING CHANGES. In May 1993, the FASB issued Statement of Financial
     -------------------
Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan as amended by SFAS No. 118. This statement is applicable to all creditors and to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and loans that are measured at fair value or at the lower of cost or fair value. The statement also applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms. The statement requires that impaired loans that are within the scope of this statement be measured based on the present value of expected cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company adopted this statement effective January 1, 1995, and the impact of this statement on the Company's financial position or results of operation has been immaterial.

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

Statement of Financial Accounting Standards No. 123 (SFAS No. 123),
"Accounting for Stock Based Compensation," is effective for transactions entered into for fiscal years beginning after December 15, 1995, and applies to awards made in fiscal years beginning after December 15, 1994. This statement defines a fair-value method of accounting for stock-based compensation. As permitted by SFAS No. 123, the Company accounts for stock options under APB Opinion No. 25, under which no compensation cost has been recognized. The Company has made no awards under its stock option plans subsequent to January 1, 1995. As such, pro forma net income and earnings per share data as if compensation cost for these plans had been determined consistent with SFAS No. 123 would not differ from the reported amounts in the Company's income statement.

     LEGISLATION AND PROPOSED CHANGES. From time to time, legislation is enacted
     --------------------------------
which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Company. Certain changes of potential significance to the Company which have been enacted recently or others which are currently under consideration by Congress or various regulatory or professional agencies are discussed below.

     FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT OF 1989. On
     --------------------------------------------------------------------
August 9, 1989, President Bush signed into law the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). FIRREA contains provisions, which among other things: (1) establish two separate financial industry insurance funds, both administered by the FDIC - the Bank Insurance Fund and the Savings Association Fund; (2) abolish the Federal Home Loan Bank Board and establish the Office of Thrift Supervision as an office of the Treasury Department, with responsibility for examination and supervision of all savings and loan associations; (3) increase the insurance premiums paid by FDIC-insured institutions; (4) permit bank holding companies to acquire healthy savings and loan associations; (5) enhance federal banking agencies' enforcement authority over the operations of all insured depository institutions and increase the civil and criminal penalties that may be imposed in connection with violations of laws and regulations; (6) curtail investments and certain activities of state-chartered savings and loan associations; and (7) increase the capital requirements of savings and loan associations. Management of the Company does not believe that the provisions of FIRREA have had or will have a material adverse impact on the Company's consolidated financial position or results of operations.

     COMPETITIVE EQUALITY BANKING ACT.  The Competitive Equality Banking Act of
     ---------------------------------
1987 contained provisions which, among other things: (1) permanently closed the loophole which formerly allowed for the creation of "non-bank banks"; (2) limited the restrictions imposed on banks on the availability of funds deposited by check; and (3) provided explicit leasing authority for national banks. The enactment of this legislation has not had a material adverse effect on the Company's consolidated financial condition or results of operations.

     INTERSTATE BANKING. In September, 1986, California adopted an interstate
     -------------------
banking law. The law allows California banks and bank holding companies to be acquired by banking organizations in other states on a reciprocal basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations solely within that state). The law took effect in two stages. The first stage, which became effective July 1, 1987, allowed acquisitions on a reciprocal basis within a region consisting of all 11 states (Alaska, Arizona, Colorado, Hawaii, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington) which currently permit acquisitions by California banking organizations of banks and bank holding companies in such states. The second stage, which became effective January 1, 1991, allows interstate acquisitions on a national reciprocal basis. The Company believes that this legislation will further increase competition as out-of-state financial institutions enter the California market. Most recently U.S. Bancorp purchased California Bancshares, Inc., a community-based holding company with approximately 21 independent banks in the surrounding area in which the Bank operates. It is anticipated that such a purchase may in fact be beneficial to the Bank as it may open opportunities to prospects that enjoy dealing with a community bank. If there is a negative effect on the Bank it might be that this merger may increase the resources available to the 21 independent banks being purchased.

     CAPITAL ADEQUACY GUIDELINES. The FRB has issued capital adequacy guidelines
     ----------------------------
establishing a risk-based capital framework consisting of a definition of capital comprised of a core component (essentially shareholders' equity less goodwill) ("Tier 1 capital"), a supplementary component ("Tier 2 capital"), a system for assigning assets & off-balance sheet items to four weighted risk categories (with higher levels of capital being required for the categories being perceived as representing greater credit risk ) and a schedule for achieving a minimum risk-based capital ratio of 7.25% by the end of 1990 (which at least 3.625% should be in the form of common shareholders' equity) and 8% by the end of 1992 (which at least 4% should be in the form of common shareholders' equity). An institution's risk-based capital would be determined by dividing its qualifying capital by its risk weighted assets.

     The guidelines make regulatory capital requirements more sensitive to the differences in risk profiles among banking institutions, take off-balance sheet items into account when assessing capital adequacy and minimize disincentives to holding liquid low-risk assets. In addition, the guidelines may require some banking institutions to increase the level of their common shareholders' equity. It is not anticipated that the guidelines will have a material adverse effect on the Company's financial condition or results of operations over the short term. At the end of 1996, the guidelines provided for a minimum risk-based capital ratio of 8%, and this provision may limit the Company's ability to increase its assets or require the Company to raise additional equity to facilitate growth.

     On August 2, 1990, the FRB adopted standards for compliance by banking organizations with risk-based capital guidelines to include a minimum leverage ratio of 3% of Tier 1 capital to total average assets (the "leverage ratio") based upon the definition of Tier 1 capital for 1996.

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

     The FRB leverage ratio establishes a new limit on the ability of banking organizations to increase assets and liabilities without increasing capital proportionately. In management's opinion, the leverage ratio will have no material effect on its capital needs in the foreseeable future. The Bank's leverage ratio at December 31, 1996 was 9.6% (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Adequacy" under Item #7).

EMPLOYEES
---------

    On December 31, 1996 the Bank employed 40 full time employees and 2 part time employees for a total equivalent of 41.2 full time employees. At the present time there are no salaried employees of the Company.


STATISTICAL DATA
----------------

    The following statistical data relating to the Company should be read in conjunction with the Consolidated Financial Statements which are included elsewhere in this 10-K Annual Report.

          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------------------------------

   The following table summarizes the distribution, by amount (in thousands) and percentage of the daily average assets, liabilities, and shareholders' equity of Summit Bancshares, Inc. (consolidated) for the year ended December 31, 1996. Comparative figures for the years ended December 31, 1995 and 1994, are also provided:


ASSETS                             1996                  1995                 1994
------                             ----                  ----                 ----

                            AMOUNT  PERCENTAGE    AMOUNT  PERCENTAGE    AMOUNT  PERCENTAGE
                            ------  ----------    ------  ----------    ------  ----------

Cash and Due
  From Banks              $ 5,874     6.71%      $ 5,494    6.88%      $ 6,118    7.92%
Time Deposits with Other
 Financial Institutions    10,039    11.47         8,467   10.60        10,487   13.57
Investment
 Securities:
   Taxable                  8,522     9.74         8,346   10.45         3,649    4.72
   Non-taxable                  0        0           836    1.05           497     .64
Federal Funds
   Sold                    11,428    13.05         6,573    8.23         3,560    4.61
Loans, Net                 47,253    53.99        45,818   57.38        48,975   63.40
Other Assets                4,417     5.04         4,320    5.41         3,970    5.14
                           -------  ------       -------  ------       -------  ------
  TOTAL ASSETS            $87,533   100.00%      $79,854  100.00%      $77,256  100.00%
                           =======  ======       =======  ======       =======  ======


LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

Deposits:
 Demand                    $22,037   25.18%      $20,005   25.05%      $18,883   24.44%
 Interest bearing
   transaction accounts     29,751   33.99        28,714   35.96        29,719   38.47
 Savings                     2,287    2.61         2,701    3.38         3,189    4.13
 Time                       20,677   23.62        17,072   21.38        15,090   19.53
Other Liabilities            1,130    1.29           573     .72           338     .44
Shareholders' Equity        11,651   13.31        10,789   13.51        10,037   12.99
                           -------  ------       -------   -----       -------  ------
  TOTAL LIABILITIES &
SHAREHOLDERS' EQUITY       $87,533  100.00%      $79,854  100.00%      $77,256  100.00%
                           =======  ======       =======  ======       =======  ======

      The following is an analysis of Net Interest Income for 1996. Comparative figures for 1995 and 1994 are also presented on the following pages. Non-accrual loans are included in the average balances. Balances are expressed in thousands of dollars.

                                  FOR THE YEAR ENDED DECEMBER 31, 1996
                                  ------------------------------------

                                                 INTEREST    RATES
                                     AVERAGE     INCOME/     EARNED/
                                     BALANCE     EXPENSE     PAID
                                     -------     -------     ----
ASSETS
------

Time Deposits with Other
 Financial Institutions             $10,039       $  564       5.62 %
Investment Securities (footnote #1)   8,522          511       6.00
Federal Funds Sold                   11,428          602       5.27
Loans (Interest and Fees)            47,253        5,699 *    12.07
                                      ------       -----
    Total Earning Assets            $77,242       $7,376       9.55 %
                                                   =====      =====

Cash and Due from Banks                5,874
Premises and Equipment                   872
Other Assets                           3,545
                                      ------
TOTAL ASSETS                         $87,533
                                      ======



LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
  Demand                             $22,037      $  ---       ---  %
  Savings                              2,287          43       1.88
  Interest-bearing Transaction        29,751         628       2.11
  Time                                20,677       1,267       6.13
                                      ------       ------
  Total Deposits                     $74,752      $1,938       2.59 %
                                                   ======     =====

Other Liabilities                      1,130
Shareholders' Equity                  11,651
                                      ------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                $87,533
                                      ======
AS A PERCENTAGE OF AVERAGE
TOTAL EARNING ASSETS:

  Interest and Fee Income                         $ 7,376
  Interest Expense                                  1,938
                                                   ------
  NET INTEREST INCOME AND MARGIN                  $ 5,438      6.96 %
                                                   ======     =====

*Includes loan fees of $457,000

1.)  Investment income rate is not calculated on a tax equivalent basis.

                                  For the year ended December 31, 1995
                                  ------------------------------------

                                                 Interest    Rates
                                     Average     Income/     Earned/
                                     Balance     Expense     Paid
                                     -------     --------    -------
ASSETS
------

Time Deposits with Other
 Financial Institutions              $ 8,467      $  493       5.82 %
Investment Securities (footnote #1)    9,182         559       6.09
Federal Funds Sold                     6,573         374       5.69
Loans (Interest and Fees)             45,818       5,574 *    12.17
                                      ------       -----
    Total Earning Assets             $70,040      $7,000       9.99 %
                                                   =====      =====

Cash and Due from Banks                5,494
Premises and Equipment                   827
Other Assets                           3,493
                                      ------
TOTAL ASSETS                         $79,854
                                      ======


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
  Demand                             $20,005      $  ---       ---  %
  Savings                              2,701           53      1.96
  Interest-bearing Transaction        28,714          620      2.16
  Time                                17,072          863      5.06
                                      ------       ------
  Total Deposits                     $68,492      $ 1,536      2.24 %
                                                   ======     =====

Other Liabilities                        573
Shareholders' Equity                  10,789
                                      ------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                $79,854
                                      ======
AS A PERCENTAGE OF AVERAGE
TOTAL EARNING ASSETS:

  Interest and Fee Income                         $ 7,000
  Interest Expense                                  1,536
                                                   ------
  NET INTEREST INCOME AND MARGIN                  $ 5,464      7.75 %
                                                   ======     =====

*Includes loan fees of $483,000

1.)  Investment income rate is not calculated on a tax equivalent basis.

                                  For the year ended December 31, 1994
                                  ------------------------------------

                                                 Interest    Rates
                                     Average     Income/     Earned/
                                     Balance     Expense     Paid
                                     -------     --------    -------
ASSETS
------


Time Deposits with Other
 Financial Institutions              $10,487      $  410       3.91 %
Investment Securities (footnote #1)    4,146         212       5.11
Federal Funds Sold                     3,560         159       4.47
Loans (Interest and Fees)             48,975       5,044 *    10.12
                                      ------       -----
    Total Earning Assets             $67,168      $5,825       8.67 %
                                                   =====      =====

Cash and Due from Banks                6,118
Premises and Equipment                   923
Other Assets                           3,047
                                      ------
TOTAL ASSETS                         $77,256
                                      ======


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
  Demand                             $18,883      $  ---       ---  %
  Savings                              3,189           64      2.01
  Interest-bearing Transaction        29,719          607      2.04
  Time                                15,090          477      3.16
                                      ------       ------
  Total Deposits                     $66,881      $ 1,148      1.72 %
                                                   ======     =====

Other Liabilities                        338
Shareholders' Equity                  10,037
                                      ------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                $77,256
                                      ======
AS A PERCENTAGE OF AVERAGE
TOTAL EARNING ASSETS:

  Interest and Fee Income                         $ 5,825
  Interest Expense                                  1,148
                                                   ------
  NET INTEREST INCOME AND MARGIN                  $ 4,677      6.95 %
                                                   ======     =====

*Includes loan fees of $490,000

1.)  Investment income rate is not calculated on a tax equivalent basis.

     Following is an analysis of changes in Interest Income and Expense (in thousands of dollars) for 1996 over 1995. A similar comparison for 1995 over 1994 is on the following page. Changes not solely attributed to volume or rates have been allocated proportionately to volume and rate components.


INCREASE (DECREASE) IN                      1996 over 1995
                                            --------------
INTEREST AND FEE INCOME            Volume      Rate      Total
-----------------------            ------      ----      -----

Time Deposits with Other
 Financial Institutions             $88      ($17)        $71

Investment Securities               (40)      ( 8)        (48)

Federal Funds Sold                  257       (29)        228

Loans, Net                          172       (47)        125
                                    ----      ----       ----
Total Increase in
Interest and Fee Income             477      (101)        376
                                    ----      ----       ----

INCREASE IN
INTEREST EXPENSE
----------------

Savings Deposits                     (8)      ( 2)        (10)

Interest-bearing Transaction         22       (14)          8

Time Deposits                        202       202        404
                                     ---       ----      -----

Total Increase in
Interest Expense                     216       186         402
                                     ---      -----        -----

INCREASE IN
NET INTEREST INCOME                 $261     ($288)       ($26)
                                     ===       ====        ====



INCREASE (DECREASE) IN                      1995 over 1994
                                            --------------
INTEREST AND FEE INCOME            Volume      Rate      Total
-----------------------            ------      ----      -----

Time Deposits with Other
 Financial Institutions             $(90)     $ 173       $  83

Investment Securities                300         47         347

Federal Funds Sold                   163         52         215

Loans, Net                          (357)       887         530
                                     ---       -----       ----
Total Increase in
Interest and Fee Income               16      1,159       1,175
                                     ---      ------      -----

INCREASE IN
INTEREST EXPENSE
----------------

Savings Deposits                      (9)        (2)        (11)

Interest-bearing Transaction         (21)        34          13

Time Deposits                         69        317         386
                                     ---       ----        -----

Total Increase in
Interest Expense                      39        349         388
                                     ---      -----        -----

INCREASE IN
NET INTEREST INCOME                 $ 23      $ 810       $ 787
                                     ===       ====        ====


INVESTMENT SECURITIES
---------------------

     The following table sets forth the book value as of December 31 for the securities indicated:

                               1996                   1995                    1994
                               ----                   ----                    ----

U. S. Treasury
  Securities                $7,759,850               6,018,457                693,613

U. S. Agencies               1,000,000                       0

       TOTAL                $8,759,850              $6,018,457              $698,513
                             =========              ==========                =======

The amortized cost and estimated fair values of investment in debt securities for 1996 are as follows:


                                               Gross       Gross       Estimated
                               Amortized    Unrealized   Unrealized      Fair
                                 Cost          Gains       Losses        Value
                                 ----          -----       ------        -----

U.S. Treasury
  securities                $7,759,850      $70,960      $      0    $7,830,810

U.S. Agencies                1,000,000            0             0      1,000,000

           TOTAL            $8,759,850      $70,960      $      0     $8,830,810
                            ==========      =======      ========     ==========

The amortized cost and estimated market value of debt securities at December 31, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             Estimated
                                            Amortized          Fair
                                              Cost             Value
                                              ----             -----

Due in one year or less                   $3,762,149       $3,809,790

Due after one year through
  five years                               4,997,701        5,021,020
                                          ----------       ----------

           TOTAL                          $8,759,850       $8,830,810
                                          ==========       ==========

     There were no sales of investments in debt securities during 1996.

      The following table is a summary of the relative maturities and yields of Summit Bancshares, Inc. investment securities as of December 31, 1996 and 1995. Yields on securities have been computed by dividing interest income, adjusted for amortization of premium and accretion of discount, by book values of the related securities. Investment yield is not calculated on a tax equivalent basis.



                        Maturing            Maturing After One
                     Within One Year        Through Five Years                Total
                     ---------------        ------- ----------                -----

                    Amount       Yield       Amount     Yield        Amount     Yield
                    ------       -----       ------     -----        ------     -----

                    December 31, 1996
                    -----------------

U. S. Treasury
 Security           $3,762,149    5.66%  $3,997,701      6.01%    $7,759,850     5.84%

U. S. Agencies               0       0    1,000,000      6.00      1,000,000     6.00
                    ----------    -----   ---------      ----      ---------     -----
                     3,762,149    5.66%   4,997,701      6.01     $8,759,850     5.86%
    TOTAL           ==========    ====      =======      ====      =========     =====

                    December 31, 1995
                    -----------------

U. S. Treasury
 Security           $5,030,670    6.14%    $987,787      6.50%    $6,018,457     6.20%
                    ==========    ====     ========      ====     ==========     =====

LOAN PORTFOLIO
--------------

COMPOSITION OF LOANS
--------------------

     The following table shows the composition of loans (in thousands of dollars) of Summit Bancshares, Inc. as of December 31 for each respective year designated.

                                1996         1995         1994
                                ----         ----         ----

Commercial and
  Financial                   $35,789      $30,471      $30,355
Real Estate, Including
  Construction                 10,571       14,625       10,695
Installment                     6,119        5,524        6,450
Leases                              0           51          132
                               ------       ------       ------
                               52,478       50,671       47,632

Less Unearned Income                0           (1)          (9)
Less Reserve for
  Possible Loan Losses         (1,070)      (1,025)        (932)
                               ------       ------       ------
TOTAL                         $51,408      $49,645      $46,691
                               ======       ======       ======



MATURITY, DISTRIBUTION AND INTEREST RATE
----------------------------------------
SENSITIVITY OF LOANS
--------------------

     The following table shows the maturity distribution of loans (in thousands of dollars) as of December 31, 1996.


                                    Loans with a Maturity of
                                    ----- ---- - -------- --

                     One Year       One through       Over Five
                     or Less        Five Years          Years        Total
                     -- ----        ---- -----          -----        -----

Commercial and
  Financial          $21,988         $13,801              $  0      $35,789
Real Estate
  Construction         7,070             438                 0        7,508
                      ------           -----               ---       ------
TOTAL                $29,058         $14,239              $  0      $43,297
                      ======          ======               ===       ======


     All but two loans for $1,384,064 reported above which have maturities of over one year are at floating interest rates.

COMMITMENTS AND LINES OF CREDIT
-------------------------------

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

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 1996, financial instruments whose contract amounts represent credit risk:

                                                            Contract Amount
                                                            ---------------

Financial instruments whose contract
  amount represents credit risk:

  Commitments to extend credit in the future                    $13,987,233

  Standby letters of credit                                       1,407,830



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

     A part of the subsidiary Bank's marketing strategy is to offer quality financial services to the professional and small business communities. The Company has been especially successful in targeting health care professionals. This segment has traditionally provided high levels of deposits and low loan losses. While approximately 10% of the Company's loans are concentrated with health care professionals, the Bank has had only two charge-offs totalling $133,206 since it was founded in 1982.

NON-PERFORMING LOANS AND
------------------------
SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------
(In thousands of dollars)


                      Dec. 31, 1996      Dec. 31, 1995      Dec. 31, 1994
                      -----------------  -----------------  -------------

Non-accrual loans        $     0              $    39             $  572

90 days past due but
  still accruing               0                  367                207
                           -----               -----              -----
Total non-accrual
  and 90 days past
   due loans                   0                  406                779

Other real estate owned    1,291                1,303              2,866
                           -----                -----              -----
Total Non-performing
  assets                  $1,291               $1,709             $3,645
                           =====               ======             ======


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

     The total OREO amount, $1,291,000, is related to two properties. One of the properties is vacant land in the Oakland Hills. The second property is two continguous parcels in the Danville/Diablo Mountain area of Alameda County. These two parcels are currently on the market for sale.

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

       An analysis of activity in the allowance for loan losses for the years ended December 31 is as follows:


                                      1996           1995          1994
                                      ----           ----          ----

     Balance at beginning
      of period                   $1,024,922      $931,878      $728,353
                                   ---------       -------       -------
     Provision for possible
      loan losses                    125,000       415,000       670,000
                                     -------       -------       -------
     Loan charged off
       Commercial                     16,952       302,640       262,005
       Real Estate Construction                      2,384             0
       Installment                    66,152        28,684       255,850
                                     -------       -------       -------
        Total chargeofffs             83,104       333,708       517,855
                                     -------       -------       -------
     Recoveries
       Commercial                          0         8,677        47,500
       Real Estate Construction            0             0             0
       Installment                     3,500         3,075         3,880
                                     -------        ------       -------
        Total recoveries               3,500        11,752        51,380
                                     -------        ------        ------
     Net chargeoffs                   79,604       321,956       466,475
                                     -------       -------       -------
     Balance at end of period
                                  $1,070,318    $1,024,922      $931,878
                                   =========       =======       =======
     Ratio of net charge-
      offs to average
      loans outstanding                  .18%          .70%          .95%
                                         ===           ===          ====


       Although it cannot be accurately predicted, it is estimated that in 1996, loan losses in the Commercial loan category may approximate $250,000 while losses in the Instalment loan category may approximate $50,000. No losses are anticipated in the Real Estate Loan category.

       Allocations for Loan Loss Reserves for the next two years are as follows:


                                             1997

                  Commercial Loans           $  732,000
                  Real Estate Loans             468,000
                  Installment Loans              75,000
                                             ----------
                                             $1,275,000
                                              =========

                                            1998

                  Commercial Loans           $  832,000
                  Real Estate Loans             568,000
                  Installment Loans              75,000
                                             ----------
                                             $1,475,000
                                              =========

TIME DEPOSITS IN THE AMOUNT OF $100,000 AND OVER
---- -------- -- --- ------ -- -------- --- ----

      The following table sets forth by time remaining to maturity, Summit Bank's issuance of time deposits in the amount of $100,000 or more (in thousands of dollars) as of December 31 of the respective year designated:


                          1996                      1995                      1994
                          ----                      ----                      ----

                    Amount  Percentage        Amount  Percentage        Amount  Percentage

3 months or less   $10,621     69.3%         $ 8,049    61.5%          $ 7,362    71.7%

Over 3 through
  6 months           3,499     22.8            3,546    27.1             1,015     9.9

Over 6 through
  12 months          1,205      7.9            1,403    10.7             1,891    18.4

Over 12 months           0        0              100      .7                 0       0

                    ------    ------          ------   -----            ------   -----
TOTAL              $15,325    100.0%         $13,098   100.0%          $10,268   100.0%
                    ======    ======          ======   =====            ======   =====


RETURN ON EQUITY AND ASSETS
---------------------------
     The following table shows key financial ratios for the years ending December 31, 1996, 1995 and 1994


                                          1996        1995        1994
                                          ----        ----        ----

Return on average assets                  1.61%       1.65%       1.17%
Return on average shareholders'
  equity                                 12.11%      12.19%       9.04%
Dividend payout ratio                    48.70%      48.39%      22.39%
Average shareholders' equity
  as a percent of:
         Average Assets                   13.31%     13.51%      12.99%
         Average Deposits                 15.59%     15.75%      15.01%


INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS
-------- ---- -------------------- ---- ---- --------

     The following table provides an interest rate sensitivity and interest rate risk analysis for the year ended 1996. The table presents each major category of interest-earning assets and interest-bearing liabilities.

                                               INTEREST RATE RISK REPORTING SCHEDULE

 REPORTING INSTITUTION:  SUMMIT BANK                                                  REPORTING DATE:   12/31/96

                                                      REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT
                                        ($000.00)
                                         OMITTED        UP       > 3       > 1       > 3      > 5         OVER
                                           TOTAL         3       < 1       < 3       < 5      < 10        10 YRS

 I.    EARNING ASSETS
        --------------
    A.  INVESTMENTS:
        -----------
     1.   U. S. TREASURIES               $ 7,760   $   973   $ 2,789    $3,998        $0        $0          $0
     2.   U. S. AGENCIES                   1,000         0         0     1,000         0         0           0
     3.   FED FUNDS                       11,980    11,980         0         0         0         0           0
     4.   PURCHASED CDS                    9,607     2,176     5,154     2,277         0         0           0
                                         -------   -------    ------    ------        --        --          --
             TOTAL INVESTMENTS           $30,347   $15,129   $ 7,943    $7,275        $0        $0          $0

    B.  LOANS:
        -----

     1.   COMMERCIAL LOANS               $49,834   $45,584   $ 1,557    $1,333      $757        $603        $0
     2.   REAL ESTATE LOANS                    0         0         0         0         0           0         0
     3.   INSTALLMENT                         16        16         0         0         0           0         0
                                         -------   -------   -------    ------      ----       -----        --
             TOTAL LOANS                 $49,850   $45,600   $ 1,557    $1,333      $757        $603        $0

    C.  TOTAL EARNING ASSETS             $80,197   $60,729   $ 9,500    $8,608      $757        $603        $0
        ----- ------- ------

  II.   COST OF FUNDS (DEPOSITS)
        ---- -- ----- ----------

    A.  CERTIFICATES OF DEPOSITS         $21,447   $13,228   $ 7,958   $   160    $   75         $26        $0
    B.  MONEY MARKET ACCOUNTS             22,917         0    11,459    11,458         0           0         0
    C.  TRANSACTIONS ACCOUNTS              6,371         0         0     3,185     1,593       1,593         0
    D.  SAVINGS ACCOUNTS                   2,279         0         0     1,140       570       2,188         0
                                         -------   -------   -------   -------     -----       -----        --
       TOTAL COST OF FUNDS               $53,014   $13,228   $19,417   $15,943    $2,238      $2,188        $0

  III. INTEREST SENSITIVE ASSETS         $80,197   $60,729   $ 9,500   $ 8,608    $  757      $  603        $0
  IV.  INTEREST SENSITIVE LIABILITIES    $53,014   $13,228   $19,417   $15,943    $2,238      $2,188        $0
                                         -------   -------   -------   -------    ------      ------        --
  V.   GAP                               $27,183   $47,501   $(9,917) $( 7,335)  $(1,481)    $(1,585)       $0

  VI.  CUMMULATIVE GAP                   $27,183   $47,501   $37,584   $30,249   $28,768     $27,183   $27,183

  VII. GAP RATIO                            1.51      4.59      0.49      0.54      0.34        0.28
  VIII.CUMULATIVE RATIO                     1.51      4.59      2.15      1.62      1.57        1.51      1.51


  IX.  GAP AS % OF TOTAL ASSETS             30.26    52.89    (11.04)    (8.17)    (1.65)      (1.77)
  X.   CUMMULATIVE GAP AS A % OF
           TOTAL ASSETS                     30.26    52.89     41.85     33.68     32.03       30.26     30.26


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

     In September, 1989, the Bank entered into a new lease for 1,400 sq. ft. of office space located at the corner of No. Main Street and Civic Drive in downtown Walnut Creek. This new location is twice the physical size of the old location and is closer to the financial district of Walnut Creek. The Bank moved into this new location in September, 1990. The new lease is for a term of 12 years commencing November 1, 1989 and terminates January 14, 2001. The Bank's cost for leasehold improvement in this new location was approximately $210,000. Improvements consisted of a complete remodeling of the facility, including enclosing an existing drive through facility, partitions and structural improvements. The lease provides for a monthly rent of $4,769.80, fixed for 12 years and beginning January 1, 1991.

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

     In September, 1990 the Company purchased two contiguous parcels totaling 10,000 sq. ft. adjacent to the Bank's Walnut Creek Office for a price of $544,644. Included on one of the parcels is a single story, 2,500 sq. ft. concrete block building suitable for a restaurant. The Company entered into a five year lease on April 1, 1991 with an individual who operates a Japanese restaurant at this location for a monthly rent of $4,350, triple net commencing April 1, 1992. The leasee in turn made improvements to the building to bring it to today's standards. On April 1, 1996, the Bank entered into a three year lease agreement with the son of the same Japanese restaurant for a monthly rent of $4,350, triple net ending on March 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. Currently, the Company has no outstanding suits brought against it.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------- -- ------- -- - ---- -- -------- -------

     Neither the Company nor the Bank submitted any matter covered by this report to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.

         EXECUTIVE OFFICERS OF SUMMIT BANCSHARES, INC.
         --------- -------- -- ------ ----------- ----

     Pursuant to General Instruction G(3), the information required by Item 401(b) and (e) of Regulation S-K concerning executive officers of the Company and the Bank is presented here rather than in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 1997.

     The following individuals are the executive officers of the Company as of February 28, 1997:

Name                   Age       Position               Since

Shirley W. Nelson      55        Chairman and Chief     1982
                                 Executive Officer

George H. Hollidge     53        Secretary              1981

Kikuo Nakahara         64        Chief Financial        1985
                                 Officer

     The following individuals are the executive officers of the Bank as of February 28, 1997:

Name                   Age       Position               Since

Shirley W. Nelson      55        Chairman, and          1982
                                 Chief Executive
                                 Officer

C. Michael Ziemann     52        President and          1996
                                 Chief Operating
                                 Officer

Denise Dodini          44        Senior Vice            1994
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

     Kikuo Nakahara is Managing Director of American Express Tax and Business
     --------------
Services Inc. in Walnut Creek, California. Prior to this position he was a partner of Greene & Nakahara, an accounting firm in Walnut Creek since 1993, and which merged with IDS Financial Services Inc. in 1994. From 1978 to 1993 he was managing Director of Greene, Nakahara and Lew Accountancy Corporation in Oakland. He was a corporate member of Blue Shield and a speaker at continuing education courses sponsored by the California Society of Certified Public Accountants.

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

                                                   DIVIDENDS
                              HIGH       LOW        DECLARED
                              ----       ---       ---------

1996

   First Quarter......     $28 1/8     26 1/4      $ ---
   Second Quarter.....      29 1/2     28 ---        .75
   Third Quarter......      34 1/2     29 1/2        ---
   Fourth Quarter.....      32 3/4     32 1/2        .75
                                                   -----
                                                   $1.50
                                                   =====

1995

   First Quarter......     $22 3/4     21 1/4      $ ---
   Second Quarter.....      21 3/4     21 3/4        .25
   Third Quarter......      25 1/4     22 3/4        ---
   Fourth Quarter.....      26 ---     26 ---       1.25
                                                   -----
                                                   $1.50
                                                   =====


   As of February 28, 1997, there were 429,224 shares of common stock of the Company issued.

     (b) SHAREHOLDERS.  As of February 28, 1997, there were 316 shareholders
         -------------
of the common stock. There were no other classes of securities outstanding.

     (c) DIVIDENDS. On June 8, 1996 the Company paid a 75 cent per share cash
         ---------
dividend in addition to a similar 75 cent per share dividend on December 8, 1996. It is the present intention of the Company to issue semi-annual cash dividends so long as said dividends do not inhibit future development. Additionally, payment of cash dividends by the Company is dependent upon payment of dividends by the Bank to the Company. Payment of cash dividends by the Bank may under certain circumstances require approval of the California Superintendent of Banks, and as a matter of law, the Bank may only declare cash dividends from the lesser of its retained earnings or its undistributed net income from the last three years. less any dividends paid during those three years. In the event that the Bank does not have retained earnings or net income for the last three fiscal years, the Bank may declare dividends only with the prior written consent of the Superintendent.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial information of Summit Bancshares, Inc. for the years from the period January 1, 1992 through December 31, 1996 should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report.


                                                     FINANCIAL HIGHLIGHTS

----------------------------------------------------------------------------------------------------------------

  FOR THE YEAR ENDED DECEMBER 31,               1996           1995           1994           1993           1992
                                          ----------------------------------------------------------------------


  Net Income                              $1,411,871     $1,315,507       $907,603       $846,771       $812,538

  Per Common Share                             $3.08          $2.86          $2.09          $1.97          $1.76

  Cash Dividends per Share, declared           $1.50          $1.50          $0.49          $0.24          $0.24


  AT YEAR END
  (In Thousands)

  Deposits                                    $80,510       $75,251        $67,862        $70,462        $70,452

  Loans (Net)                                  51,408        49,645         46,691         50,541         52,047

  Assets                                       92,946        86,822         78,601         80,356         79,778

  Shareholders' Equity                         11,939        11,102         10,494          9,626          8,969

  Non-performing Loans to Total Loans            0.00%          .82%          1.66%          1.88%          1.29%

  Allowance to Non-performing Loans               N/A           252%           120%            75%           131%

  Allowance to Non-performing Assets              .82%           60%            26%            29%           131%

  Tier 1 Capital                                14.41%        12.19%         13.33%         11.55%         10.87%

  Total Tier Capital                            15.61%        13.29%         14.44%         12.66%         11.98%

  Leverage Ratio                                 9.63%         9.24%         10.40%          8.95%          9.81%


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

SUMMARY OF EARNINGS

The Company's net income for 1996 was $1,412,000 compared to $1,316,000 in 1995 and $908,000 in 1994. The increase in 1996 net income from 1995 is mainly attributed to decrease in the provision for loan losses due to improved loan quality. The increase in 1995 net income from 1994 was mainly attrubuted to an increase in net interest margin. The net income of $1,412,000 for 1996 represents $3.08 per share earnings, compared to $2.86 per share in 1995 and $2.09 per share in 1994.

NET INTEREST INCOME

The primary source of income for the Company is Net Interest Income or "Gross Margin" which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. In general, net interest income is affected by a change in interest rates. As interest rates rise or fall, so will the Company's net interest income, excluding changes in total assets. The primary reasons for this is that the Company's investment portfolio earns income on a fixed interest rate basis while a majority of the lending portfolio earns income on a floating interest rate basis. In addition, all investments are held to maturity and 43% of the investment portfolio matures in one year. Regarding loans, approximately 63% of the loans outstanding mature within one year, while the longest maturity is 18 years. In a declining interest rate environment interest income on loans will generally decline faster than the investment income and vice versa. To offset any decline in interest income due to a declining interest rate environment, the Company monitors closely its interest expense on deposits. Of the total time certificates of deposit outstanding at year end, all but 1% mature within one year while 63% mature within 90 days. Thus the Company is able to minimize the effects of a declining interest rate environment by repricing these instruments on a more frequent basis than if the average maturity were longer than 1 year. Should interest rates fall slightly 1997 net interest income may further decrease in the short term, however, that potential decrease would be minimized by an increase in assets.

Net interest income for 1996 was $5,439,000, a decrease of .5% over the $5,464,000 posted in 1995, and as compared to $4,677,000 in 1994. The decrease in 1996 was primarily the result of a decrease in the average prime rate which decreased from 8.85% in 1995 to 8.25% in 1996. While average earning assets increased 9.6% from $71,245,000 in 1995 to $78,107,000 in 1996, average total deposits also increased 9.1% from $68,492,000 in 1995 to $74,752,000 in 1996, and as compared to $68,022,000 in 1994. $3,123,000 of the 1996 increase was centered in interest bearing accounts.

The increase in 1995 was primarily the result of an increase in the average prime rate which increased from 7.14% in 1994 to 8.85% in 1995. In addition, net interest income improved due to an increase in average earning assets which increased 5.1% from $67,769,000 in 1994 to $71,245,000 in 1995. Average total deposits also increased .7% from $68,022,000 in 1994 to $68,492,000 in 1995.
$459,000 of the 1995 increase was centered in interest bearing accounts.

Average loans outstanding increased by 2.7% in 1996 to $48,355,000 as compared to $47,083,000 in 1995 and $49,583,000 in 1994. Average outstanding investments increased 19% to $29,989,000 in 1996 as compared to $24,222,000 in 1995 and
$18,186,000 in 1994. The average loan to deposit ratio declined in 1996 to 65.2% as compared to 67.2% in 1995 and 72.9% in 1994. The yield on average earning assets was 9.3% in 1996 as compared to 9.8% in 1995 and 8.6% in 1994.

Interest expense increased 26% to $1,938,000 in 1996 from $1,536,000 in 1995 and $1,148,000 in 1994. Average interest-bearing deposits increased 8.5% in 1996 to $52,715,000 as compared to $48,599,000 in 1995 and $48,140,000 in 1994 and were primarily centered in the more expensive time certificate deposit accounts. Average non-interest bearing deposits increased 10.8% in 1996 to $22,037,000 as compared to $19,893,000 in 1995 and $18,882,000 in 1994. Overall
cost of funds in 1996 was 2.5% as compared to 3.2% in 1995 and 2.4% in 1994.

NON-INTEREST INCOME AND EXPENSE

Non-interest income, consisting primarily of service charges on deposit accounts, and other customer fees and charges including rents, was $539,000 in 1996, a decrease from $550,000 in 1995 and $682,000 in 1994. Total service charge income from deposit accounts decreased by15.5% from $368,000 in 1995 to $311,000 in 1996 while total income from other charges increased 25.3% from $182,000 in 1995 to $228,000 in 1996. This compares to 1994 figures of $357,000 in deposit accounts income and $325,000 in income from other charges. The deposit income decrease in 1996 was primarily related to a decrease in service charges related to return check charges which was $31,000 less than 1995 receipts and decrease in income from service charges on demand deposit accounts. The increase in other income charges in 1996 was related to a 102% increase in wire transfer fees due to volume and charges on early withdrawal penalties.

The deposit income increase in 1995 was primarily related to an increase in service charges related to return check charges which was $25,000 more than 1994 receipts. The decrease in other income charges in 1995 was related to the sale of an other real estate owned property for a gain of $192,000 in 1994.

Non-interest expenses increased 1.6% to $3,408,000 in 1996, from $3,355,000 in 1995 and $3,142,000 in 1994. Salary expense increased 5.2% from $1,786,000 in 1995 to $1,878,000 in 1996 and was due to normal staffing needs. In addition, director fees increased from $76,000 in 1995 to $103,000 in 1996 which is comparative to fees paid to directors of other banks of a similiar size, and consulting fees which increased from $78,000 in 1995 to $98,000 in 1996 and was due to the implementation of a sales culture program for all bank calling officers. These increases where partially offset by the decrease in FDIC assessment which decrease from $84,000 in 1995 to $2,000 in 1996 and a decrease in foreclosure expense related to the carrying value of foreclosed properties.

The increase in 1995 can be attributed to an increase in foreclosure and real estate owned expense which increased from $84,000 in 1994 to $118,000 in 1995, and was related to carrying costs on properties. Salary expense increased 6.2% from $1,681,000 in 1994 to $1,786,000 in 1995 and was due to normal staffing needs. In addition, data processing expense increased from $56,000 in 1994 to $90,000 in 1995 primarily due to a enhancement to our in-house computer system. Occupancy and equipment expense decreased to $453,000 in 1996 from $457,000 in 1995 and $484,000 in 1994. The decrease was primarily related to a reduction in utilies expense and maintenance.

The Bank's allowance for loan losses as a percent of loans was 2.1% and 2.1% as of December 31, 1996 and 1995, respectively. The average in the industry for banks our size is approximately 1.9%. Total gross loans charged off in 1996 were $83,000 compared to $334,000 in 1995 and $518,000 in 1994.

PROVISION FOR INCOME TAXES

The provision for income taxes reflects a combined Federal and California effective tax rate of 42.2% in 1996, compared to 41.4% in 1995 and 41.3% in 1994 as described in Note 6 to the Financial Statements.

LIQUIDITY AND CAPITAL

Liquidity is defined as the ability to meet present and future obligations either through the sale or maturity of existing assets or by the acquisition of funds through liability management. Additionally, the Bank's investment portfolio is managed to provide liquidity as well as appropriate rates of return. It is the Company's practice to hold securities until maturity rather than actively trade its portfolio. As of December 31, 1996 the Company had $19,169,000 in cash and cash equivalents compared to $16,428,000 as of December 31, 1995, and $9,246,000 as of December 31, 1994. The ratio of net loans to deposits as of December 31, 1996, was 63.9% compared to 66.0% as of December 31, 1995, and 68.8% as of December 31, 1994.

The Bank maintains a portion of its assets in loans, time deposits with other financial institutions and investments with short-term maturities. More specifically, loans, time deposits with other financial institutions and investments due within one year totaled $56,323,000 at December 31, 1996, as compared to $52,455,000 at December 31, 1995, and $44,482,000 at December 31, 1994, which is equivalent to 60.6%, 60.4%, and 56.7% of total assets at the corresponding year ends, respectively. During 1996, the Company repurchased 1,830 shares of its common stock for a total price of $55,288. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders as long as it is economically appropriate to do so. The program has not affected the Company's liquidity or capital positions or its ability to operate as the Company's capital growth has exceeded its asset growth. In addition, the Company's subsidiary Bank remains more than well capitalized under current regulatory requirements.

CREDIT CONCENTRATION

A part of the subsidiary Bank's marketing strategy is to offer quality financial services to the professional and small business communities. The Company has been especially successful in targeting health care professionals. This segment has traditionally provided high levels of deposits and low loan losses. While approximately 10.4% of the Company's loans are concentrated with health care professionals, the Bank has had only two charge-offs related to this business segment totaling $133,206 since it was founded in 1982. Health care reform has received close scrutiny over the past few years as the Clinton administration continues to attempt to restructure the method by which health care is provided to the public. To date it appears that such reform is not likely to occur in the immediate future. However, over the past few years, the doctors and health care providers in the Company's communities have been adjusting to the emerging trends in this industry. This includes higher percentages of patients on Medicare; closer scrutiny from insurance carriers; and movement to managed care and "capitation"contracts. Through this process, the Company has not experienced any noticeable deterioration in credit quality. The Company cannot predict the ultimate outcome of health care reform. However, the Company closely monitors the status of reform and considers the potential impact of any reform on its current customers and its underwriting of loans to healthcare professionals.

NON-PERFORMING ASSETS

The decrease in non-performing assets from December 31, 1995 to December 31, 1996 is due primarily to a decrease in loans 90 days or more past due and still accruing. Other real estate owned consists of 3 vacant land parcels in the
California counties of Alameda and Contra Costa.   All properties are being
actively marketed. Current comparables favor a complete recovery at the time of sale. At December 31, 1996 no loans were on non-accrual status.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


          The  consolidated  statement of financial  position as of December 31,
1996  and  1995  and  the   consolidated   statements  of  income,  changes in
shareholders' equity and cash flows for the years ended December 31, 1996, 1995, and 1994, together with the report of independent public accountant, follow:


SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
FINANCIAL POSITION DECEMBER 31, 1996 AND 1995


ASSETS                                                         1996                 1995
----------------------------------------------------------------------------------------------

Cash and due from banks                                   $ 7,188,515            $ 6,827,803
Federal funds sold                                         11,980,000              9,600,000
----------------------------------------------------------------------------------------------
Cash and cash equivalents (Note 1)                         19,168,515             16,427,803
Time deposits with other financial institutions             9,607,000             11,002,000
Investment securities (fair value of $8,830,810 at
  December 31, 1996 and $6,089,762 at
  December 31, 1995 - Note 2) held to maturity              8,759,850              6,018,457
Loans, net of allowance for loan losses of
  $1,070,318 at December 31, 1996 and
  $1,024,922 at December 31, 1995 (Notes 3 and 4)          51,408,038             49,644,756
Other real estate owned (Note 3)                            1,291,459              1,302,554
Premises and equipment, net (Note 5)                          896,856                871,553
Interest receivable and other assets                        1,814,083              1,554,589
----------------------------------------------------------------------------------------------

Total Assets                                              $92,945,801            $86,821,712
==============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------

Deposits:
Demand                                                    $27,833,067            $27,572,629
Interest-bearing transaction accounts                      28,663,828             26,394,225
Savings                                                     2,665,539              2,365,403
Time certificates $100,000 and over                        15,324,980             13,098,049
Other time certificates                                     6,022,170              5,820,608
----------------------------------------------------------------------------------------------
Total Deposits                                             80,509,584             75,250,914
Interest payable and other liabilities                        497,074                468,537
----------------------------------------------------------------------------------------------
Total Liabilities                                          81,006,658             75,719,451
==============================================================================================

Commitments and contingent  liabilities (Note 11)
Shareholders' Equity (Notes 7, 8, 9 and 10):
Preferred Stock, no par value:
  2,000,000 shares authorized, no shares outstanding                0                      0
Common Stock, no par value:
  3,000,000 shares authorized;
  433,209 shares outstanding at December 31, 1996 and
  424,259 shares outstanding at December 31, 1995           3,830,343              3,767,258
Retained Earnings                                           8,108,800              7,335,003
----------------------------------------------------------------------------------------------
Total Shareholders' Equity                                 11,939,143             11,102,261
----------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity                $92,945,801            $86,821,712
==============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
INCOME FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                                             1996                1995                 1994
--------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                               $5,698,998          $5,574,272           $5,044,315
Interest on time deposits with other
   financial institutions                                   563,941             493,250              409,858
Interest on U.S. government
   treasury securities                                      511,121             521,808              193,253
Interest on investment securities
   exempt from federal income taxes                               0              36,722               18,850
Interest on federal funds sold                              602,366             374,010              159,175
--------------------------------------------------------------------------------------------------------------
Total interest income                                     7,376,426           7,000,062            5,825,451
--------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on savings deposits                                 43,182              53,248               63,575
Interest on interest-bearing
   transaction accounts                                     628,004             619,574              607,289
Interest on time deposits                                 1,266,581             863,034              477,394
--------------------------------------------------------------------------------------------------------------
Total interest expense                                    1,937,767           1,535,856            1,148,258
Net interest income                                       5,438,659           5,464,206            4,677,193
--------------------------------------------------------------------------------------------------------------
Provision for loan losses (Note 3)                          125,000             415,000              670,000
--------------------------------------------------------------------------------------------------------------
Net interest income after
   provision for loan losses                              5,313,659           5,049,206            4,007,193
--------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME:
Service charges on deposit accounts                         311,227             368,293              356,853
Other customer fees and charges                             227,503             181,530              325,417
--------------------------------------------------------------------------------------------------------------
Total non-interest income                                   538,730             549,823              682,270
--------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE:
Salaries and employee benefits                            1,878,142           1,786,070            1,681,273
Occupancy expense (Notes 5 and 11)                          362,169             360,020              350,450
Equipment expense (Notes 5 and 11)                           90,702              97,189              133,569
FDIC assessment                                               2,000              83,797              151,135
Legal expense                                               126,788             116,872              123,849
Insurance expense                                            73,784              80,324               85,101
Foreclosure and REO expense                                  85,017             117,920               84,101
Other                                                       789,587             712,510              532,978
--------------------------------------------------------------------------------------------------------------
Total non-interest expense                                3,408,189           3,354,702            3,142,456
Income before income taxes                                2,444,200           2,244,327            1,547,007
--------------------------------------------------------------------------------------------------------------
Provision for income taxes (Note 6)                       1,032,329             928,820              639,404
--------------------------------------------------------------------------------------------------------------
Net Income                                               $1,411,871          $1,315,507           $  907,603
==============================================================================================================

EARNINGS PER SHARE (NOTE 7)
Weighted average shares outstanding                         458,268             460,097              434,616
--------------------------------------------------------------------------------------------------------------
Net Income per share                                          $3.08               $2.86                $2.09
--------------------------------------------------------------------------------------------------------------
The  accompanying  notes are an integral  part of these  consolidated  financial statements.


SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                       NUMBER OF SHARES        COMMON         RETAINED
                                         OUTSTANDING            STOCK         EARNINGS           TOTAL
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1993            $414,402            $3,674,959       $5,951,641      $ 9,626,600
---------------------------------------------------------------------------------------------------------

Issuance of Cash Dividends,
   $.49 per share (Note 10)                    0                     0         (203,172)        (203,172)
Stock Options Exercised (Note 9)          16 800               219,912                0          219,912
Repurchase of Common Stock                (3,717)              (57,187)               0          (57,187)
Net Income                                     0                     0          907,603          907,603
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1994             427,485             3,837,684        6,656,072       10,493,756
---------------------------------------------------------------------------------------------------------
Issuance of Cash Dividends,
   $1.50 per share (Note 10)                   0                     0         (636,576)        (636,576)
Repurchase of Common Stock                (3,226)              (70,426)              0           (70,426)
Net Income                                     0                     0        1,315,507        1,315,507
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1995             424,259             3,767,258        7,335,003       11,102,261
---------------------------------------------------------------------------------------------------------
Issuance of Cash Dividends,
   $1.50 per share (Note 10)                   0                     0         (638,074)        (638,074)
Stock Options Exercised (Note 9)          10,780               118,373                0          118,373
Repurchase of Common Stock                (1,830)              (55,288)               0          (55,288)
Net Income                                     0                     0        1,411,871        1,411,871
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1996            $433,209            $3,830,343       $8,108,800      $11,939,143
=========================================================================================================



The accompanying notes are an integral part of these consolidated financial statements.


SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                                   1996                1995                1994
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                                             $  6,964,938        $ 6,502,009          $ 5,146,813
Fees received                                                                    1,015,572          1,058,317            1,149,840
Interest paid                                                                   (1,970,531)        (1,375,953)          (1,130,943)
Cash paid to suppliers and employees                                            (3,315,929)        (3,245,453)          (2,934,212)
Income taxes paid                                                               (1,351,000)        (1,111,654)            (625,947)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        1,343,050          1,827,266            1,605,551
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in time deposits with
   other financial institutions                                                  1,395,000         (3,963,000)           8,125,000
Maturity of investment securities                                                8,537,242          7,607,380            2,846,509
Purchase of investment securities                                              (11,270,730)        (3,300,845)         (12,472,988)
Net (increase) decrease in loans to customers                                   (2,311,654)        (3,068,584)           2,160,530
Recoveries on loans previously charged-off                                           3,500             11,752               51,380
(Increase) decrease in premises and equipment                                     (166,364)          (112,869)             121,687
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                             (3,813,006)        (2,826,166)             832,118
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in demand, interest
   bearing transaction, and savings deposits                                     2,830,177          1,939,493               96,455
Net increase (decrease) in time deposits                                         2,428,493          5,449,345           (2,699,716)
(Increase) decrease in other assets                                                526,987          1,498,525             (935,074)
Exercise of stock options                                                          118,373                  0              219,912
Repurchase of common stock                                                         (55,288)           (70,426)             (57,187)
Dividends paid                                                                    (638,074)          (636,576)            (203,172)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                              5,210,668          8,180,361           (3,578,782)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             2,740,712          7,181,461           (1,141,113)
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the
   beginning of the year                                                        16,427,803          9,246,342           10,387,455
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year                              $ 19,168,515        $16,427,803          $ 9,246,342
====================================================================================================================================

RECONCILIATION OF NET INCOME TO NET CAH PROVIDED BY OPERATING ACTIVITIES:
Net Income                                                                       1,411,871          1,315,507              907,603
Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and amortization                                                      141,061            142,154              155,284
Provision for loan losses                                                          125,000            415,000              670,000
(Increase) decrease in interest receivable                                          45,134            (14,808)            (188,857)
Increase (decrease) in unearned loan fees                                           20,220             25,249              (22,211)
Increase (decrease) in accrued interest payable                                    (32,764)           159,903               17,315
(Increase) decrease in prepaid expenses                                            (20,114)           (33,272)              10,233
Increase (decrease) in accounts payable                                            (28,687)               367               42,727
Increase (decrease) in income taxes payable                                       (318,671)          (182,834)              13,457
------------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                  (68,821)           511,759              697,948
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     $  1,343,050        $ 1,827,266          $ 1,605,551
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                     -40-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



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

 NATURE OF OPERATIONS

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

 LOANS

 Loans are stated at the principal amount outstanding. Interest income is accrued daily using the simple interest method. Loans are placed on nonaccrual status when management believes that there is serious doubt as to the collection of principal or interest, or when they become contractually past-due 90 days or more with respect to principal or interest, except for loans that are well secured and in the process of collection. When loans are placed on nonaccrual status, any accrued but uncollected interest is reversed from current income, and additional income is recorded only as payments are received and where future collection of principal is probable. Loan origination and commitment fees, offset by certain direct loan origination costs, are deferred and amortized as yield adjustments over the contractual lives of the related loans.

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

 2.  INVESTMENT SECURITIES

 The amortized cost and estimated fair values of investments in debt securities held-to-maturity as of December 31, 1996 are as follows:


                                          Gross        Gross         Estimated
                           Amortized    Unrealized   Unrealized         Fair
                             Cost          Gains       Losses           Value
                           ---------    ----------   ----------      ----------
 U.S. Treasury
   securities             $7,759,850    $   70,960   $        0      $7,830,810
 U.S. Agencies             1,000,000             0            0       1,000,000
                           ---------    ----------   ----------      ----------
 Total Securities         $8,759,850    $   70,960   $        0      $8,830,810
                          ----------    ----------   ----------      ----------

 The amortized cost and estimated fair values of investments in debt securities held-to-maturity as of December 31, 1995 are as follows:

                                          Gross        Gross         Estimated
                           Amortized    Unrealized   Unrealized         Fair
                             Cost          Gains       Losses           Value
                           ---------    ----------   ----------      ----------

 U.S. Treasury
   securities             $6,018,457    $71,305      $      0        $6,089,762

 The amortized cost and estimated fair value of debt securities at December 31, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Estimated
                                         Amortized          Fair
                                           Cost             Value
                                         ---------       ---------
 Due in one year or less               $3,762,149       $3,809,790
 Due after one year through
   five years                           4,997,701        5,021,020
                                       ----------       ----------
 Total                                 $8,759,850       $8,830,810
                                       ----------       ----------

 There were no sales of investments in debt securities during 1996 or 1995. At December 31, 1996, securities carried at $994,449 were pledged to secure public deposits, as required by law.

 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

 A summary of loans as of December 31, 1996 and 1995 (net of unearned loan fees of $273,755 and $253,535, respectively), is as follows:

                                                     1996             1995
                                                   ----------    --------------
 Commercial loans                                  $35,788,655      $30,471,500
 Real estate loans                                   3,062,950        6,192,518
 Real estate construction loans                      7,507,790        8,432,480
 Installment loans                                   6,118,961        5,523,598
 Lease financing                                             0           49,582
                                                    ----------       ----------
                                                    52,478,356       50,669,678
 Less: Allowance for loan losses                    (1,070,318)      (1,024,922)
                                                    ----------       ----------
                                                   $51,408,038      $49,644,756
                                                    ----------       ----------

 The changes in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994 are as follows:


                                               1996        1995        1994
                                           ----------    --------    --------

 Balance, beginning of period             $1,024,922  $  931,878    $728,353
 Provision for loan losses                   125,000     415,000     670,000
 Recoveries                                    3,500      11,752      51,380
 Loans charged-off                           (83,104)   (333,708)   (517,855)
                                          ----------  ----------    --------
  Balance, end of period                  $1,070,318  $1,024,922    $931,878
                                          ----------  ----------    --------

 The following table provides information with respect to the subsidiary Bank's past due loans and components for non-performing assets at the dates indicated.

                                                      Non-Performing Assets
                                                      ---------------------
                                                          (000 Omitted)
                                                           December 31,
                                                     1996      1995     1994
                                                     ----      ----     ----

  Loans 90 days or more past due & still accruing:
     Commercial                                    $    0   $  367    $  207
  Non-accrual loans:
     Commercial                                         0       39       232
     Real Estate                                        0        0       340
     Consumer                                           0        0         0
                                                    -----    -----     -----
       TOTAL                                            0       39       572

 Other Real Estate Owned                            1,291    1,303     2,866
                                                    -----    ------    -----

 TOTAL NON-PERFORMING ASSETS                       $1,291   $1,709    $3,645
                                                   ------   -------   ------

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

 The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan,"and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures," as of January 1, 1995. A loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less then the recorded investment in the loan,the impairment is recorded through a valuation allowance.

 The Company had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995. The recorded investment in impaired loans was not material as of December 31, 1996 and 1995. Interest payments received on impaired loans are recoreded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The average recorded investment in impaired loans and interest recognized on impaired loans were not material for the years ended December 31, 1996 and 1995.

 The Bank grants commercial, construction and installment loans to customers mainly in the California counties of Alameda and Contra Costa. Although the Bank has a diversified loan portfolio, a substantial portion of its commercial loan portfolio is concentrated in loans to customers in or related to the medical profession. The greater portion of these loans are secured by real estate located within the two counties. The amount in other real estate owned is comprised of three vacant land parcels.

 4. RELATED PARTY TRANSACTIONS

 The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates. In management's opinion and as required by federal law, loans to related parties are granted on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others, and do not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 1996 and 1995, loans outstanding to directors, officers, and principal shareholders and their known associates were $372,087 and $243,355, respectively. In 1996, advances on such loans were $656,898 and collections were $406,978. In 1995 advances on such loans were $443,709 and collections were $319,930.

 During 1995, two directors resigned with loans outstanding of $168,686 at December 31, 1996 and whose balance is not included in the 1996 loan total. In addition, one newly elected director had loans totalling $47,498 at December 31, 1995 and is not included in the 1995 total but whose activity is included in the 1996 activity.

 5.  PREMISES AND EQUIPMENT

 Premises and equipment consisted of the following:

                                                Accumulated

                                                      Depreciation/      Net Book

                                         Cost         Amortization            Value
                                         ----         ------------            -----
December 31, 1996:
    Land and building                   $  497,912    $  102,393             $395,519
    Leasehold improvements               1,119,851       809,681              310,170
    Furniture and equipment                492,609       301,442              191,167
                                        ----------     ---------             --------
     Total                              $2,110,372    $1,213,516             $896,856
                                        ----------    ----------             --------

 December 31, 1995:
    Land and building                   $  497,912    $   84,585             $413,327
    Leasehold improvements               1,033,200       737,108              296,092
    Furniture and equipment                412,896       250,762              162,134
                                        ----------    ----------             --------
     Total                              $1,944,008    $1,072,455             $871,553
                                        ----------    ----------             --------

 Depreciation and amortization included in occupancy and equipment expenses were $141,061, $142,154 and $155,284 for the years ended December 31, 1996, 1995 and
 1994, respectively.

6.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                1996              1995             1994
                             -----------        ---------       ----------
Current:
    Federal                     $783,000         $714,000         $562,000
    State                        287,000          223,000          202,000
                               ---------         --------         --------
 Total current                 1,070,000          937,000          764,000
 Deferred:
    Federal                      (36,000)         (37,000)         (95,000)
    State                         (2,000)          29,000)         (30,000)
                               ---------         --------         --------
 Total deferred                  (38,000)         ( 8,000)        (125,000)

 Total taxes                  $1,032,000         $929,000         $639,000

The components of the net deferred tax asset of the Company as of December 31, 1996 and 1995 were as follows:

                                                  1996             1995
                                               ----------        --------
Deferred Tax Assets:
    Allowance for loan losses                 $ 335,000          $351,000
    State taxes                                  78,000            65,000
    Depreciation                                 65,000            54,000
    Other                                        24,000             3,000
Deferred Tax Liabilities:
    Accretion and Other                          (4,000)          (13,000)
Total                                          $498,000          $460,000

The provisions for income taxes applicable to operating income differ from the amount computed by applying the statutory federal tax rate to operating income before taxes. The reasons for these differences are as follows:

                            1996                1995              1994
                        ---------------    --------------     --------------
                        Amount  Percent    Amount  Percent    Amount  Percent
                        ------  -------    ------  -------    ------  -------

Federal income tax
expense, based on the
statutory federal
income tax rate       $ 831,000  34.0%    $763,000   34.0%    $526,000   34.0%
Municipal income              0   0.0%     (13,000)  (0.6%     (20,000)  (1.3%)
State franchise taxes,
net of federal income
tax benefit             188,000   7.7%     166,000    7.4%     111,000    7.2%
Other, net               13,000    .5%      13,000    0.6%      22,000    1.4%
                      ---------   ----     -------    ---     --------   -----

Tax Provision        $1,032,000   42.2%   $929,000   41.4%    $639,000   41.3%

 7.  SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE
The Company has 2,000,000 authorized shares of no par value, serial preferred stock of which no shares have been issued. Earnings per share amounts have been computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the years, including the effect of stock options.

8.   REGULATORY CAPITAL
     ------------------

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1996, the most recent notification from Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The consolidated and Bank's actual capital amounts and ratios are also presented in the table.

                                                                                            To Be Well
                                                                                         Capitalized Under
                                                                     For Capital          Prompt Corrective
                                            Actual              Adequacy Purposes         Action Provisions
-------------------------------------------------------------------------------------------------------------
                                       Amount    Ratio          Amount      Ratio        Amount        Ratio
-------------------------------------------------------------------------------------------------------------
As of  December 31, 1996
  Total Capital
     (to Risk Weighted Assets)
     Consolidated                 $12,679,000    20.47%    >$4,955,000      >8.0%   >$6,194,000      >10.0%
                                                           -                -       -                -
     Bank                           9,197,000    15.61%    > 4,714,000      >8.0%   > 5,893,000      >10.0%
                                                           -                -       -                -
Tier 1 Capital
     (to Risk Weighted Assets)
     Consolidated                  11,939,000    19.28%    >2,478,000       >4.0%   >3,716,000       >6.0%
                                                           -                -       -                -
     Bank                           8,494,000    14.41%    >2,357,000       >4.0%   >3,536,000       >6.0%
Tier 1 Capital                                             -                -       -                -
    (to Average Assets)
    Consolidated                   11,939,000    13.14%    >3,634,000       >4.0%   >4,542,000       >5.0%
                                                           -                -       -                -
    Bank                            8,494,000     9.63%    >3,528,000       >4.0%   >4,410,000       >5.0%
                                                           -                -       -                -
As of December 31, 1995
   Total Capital
   (to Risk Weighted Assets)
   Consolidated                   $11,817,000    18.12%    >$5,218,000      >8.0%   >$6,522,000      >10.0%
                                                           -                -       -                -
   Bank                             8,323,000    13.29%    >5,010,000       >8.0%   >6,262,000       >10.0%
Tier 1 Capital                                             -                -       -                -
   (to Risk Weighted Assets)
   Consolidated                    11,102,000    17.02%    >2,609,000       >4.0%   >3,914,000       >6.0%
                                                           -                -       -                -
   Bank                             7,636,000    12.19%    >2,506,000       >4.0%   >3,758,000       >6.0%
Tier 1 Capital                                             -                -       -                -
  (to Average Assets)
   Consolidated                    11,102,000    13.24%    >3,355,000       >4.0%   >4,192,000       >5.0%
                                                           -                -       -                -
   Bank                             7,636,000     9.24%    >3,306,000       >4.0%   >4,132,000       >5.0%
                                                           -                -       -                -

9.  STOCK OPTION PLAN
    -----------------

The Company adopted an incentive stock option plan in 1982 and reserved 40,000 shares of the Company's common stock for issuance under this plan. In 1986, the Directors and shareholders approved increasing the number of shares in this plan to 90,000. The additional shares were registered in accordance with federal and state securities laws in 1987. In 1987, the Company issued a 10% stock dividend which increased the number of shares in this plan to 99,000. Options may be granted at a price not less than the fair market value of the stock at the date of grant, become exercisable in cumulative 10% annual installments commencing one year after the date of grant and expire 10 years from the date of grant.

In 1992, the Shareholders approved the 1992 Employee and Consultant Stock Option Plan (the "1992 Plan") which was designed to replace the 1982 Incentive Stock Option Plan that expired on February 28, 1992, after which no new unallocated stock options may be granted. The 1992 Plan was designed to carry forward the remaining 82,995 options issued but not exercised under the 1982 Incentive Plan at the then current market price. No new additional shares of the Company have been reserved for issuance under the 1992 Plan.

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

Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock Based Compensation," is effective for transactions entered into for fiscal years beginning after December 15, 1995, and applies to awards made in fiscal years beginning after December 15, 1994. This statement defines a fair-value method of accounting for stock-based compensation. As permitted by SFAS No. 123, the Company accounts for stock options under APB Opinion No. 25, under which no compensation cost has been recognized. The Company has made no awards under its stock option plans subsequent to January 1, 1995. As such, pro forma net income and earnings per share data as if compensation cost for these plans had been determined consistent with SFAS No. 123 would not differ from the reported amounts in the Company's income statement.

The following table summarizes the stock option activity under the 1982 Incentive Stock Option Plan for the years ended December 31, 1996, 1995, and 1994.


                                                 Number of Shares          Weighted Average
                                                   Outstanding               Exercise Price
                                                   -----------               --------------

      Balance, December 31, 1993                     76,795                        $ 11.55
          Granted                                      -0-                            -0-
          Exercised                                 (16,800)                         13.13
          Expired                                      -0-                            -0-
          Forfeited                                  (2,900)                         11.49
                                                   ---------
      Balance, December 31, 1994                     57,095                         $11.09
         Granted                                       -0-                            -0-
         Exercised                                     -0-                            -0-
         Expired                                       -0-                            -0-
         Forfeited                                     (500)                         13.00
                                                   ---------
      Balance, December 31, 1995                     56,595                         $11.07
         Granted                                       -0-                            -0-
         Exercised                                  (10,680)                         10.92
         Expired                                       -0-                            -0-
         Forfeited                                   (1,170)                         13.00
                                                   ---------
     Balance, December 31, 1996                      44,745                         $11.06


As of December 31, 1996, 1995, and 1994, 29,429, 33,623, and 28,384 of the
options, respectively, were exercisable. The options outstanding at December 31, 1996, have exercise prices between $10.00 and $13.50 with a weighted average exercise price of $11.14 and a weighted average remaining contractual life of 4.2 years.

The following table summarizes the stock option activity under the 1992 Employee and Consultant Stock Option Plan during the years ended December 31, 1996, 1995, and 1994.

                                                   Number of Shares        Weighted Average
                                                     Outstanding            Exercise Price
                                                     -----------            --------------

      Balance, December 31, 1993                          -0-                   $     -0-
          Granted                                       9,100                       17.75
          Exercised                                       -0-                         -0-
          Expired                                         -0-                         -0-
          Forfeited                                       -0-                         -0-
                                                     --------
      Balance, December 31, 1994                        9,100                      $17.75
         Granted                                          -0-                         -0-
         Exercised                                        -0-                         -0-
         Expired                                          -0-                         -0-
         Forfeited                                       (500)                      17.75
                                                     --------
     Balance, December 31, 1995                         8,600                      $17.75
         Granted                                          -0-                         -0-
         Exercised                                       (100)                      17.75
         Expired                                          -0-                         -0-
         Forfeited                                       (400)                      17.75
                                                     --------
     Balance, December 31, 1996                         8,100                      $17.75

As of December 31, 1996, 1995, and 1994, 1,620, 860, and 0 of the options, respectively, were exercisable. All of the options outstanding at December 31, 1996, have an exercise price of $17.75 and a weighted average remaining contractual life of 7.6 years.

There have been no grants, exercises, expirations, or forfeitures during the years ended December 31, 1996, 1995, and 1994 under the 1989 Non-Qualified Stock Option Plan. As of December 31, 1996, 1995, and 1994, no options were outstanding under this Plan.

10.  RESTRICTIONS

 The Bank is regulated by the Federal Deposit Insurance Corporation, whose regulations do not specifically limit payment of dividends, and the California State Banking Department. California banking laws limit dividends to the lesser of retained earnings or net income less dividends paid for the last three years. Under these restrictions, at December 31, 1996, the Bank could pay dividends to the Company of up to approximately $1,266,053 without prior regulatory approval.

11. COMMITTMENTS AND CONTINGENT LIABILITIES

 The Company is obligated for rental payments under certain operating lease and contract agreements. Total rental expense for all leases included in occupancy and equipment expenses was $208,665, $208,215, and $182,974 for the years ended December 31, 1996, 1995 and 1994.

 At December 31, 1996, the approximate future minimum payments for noncancelable leases with initial or remaining terms in excess of one year were as follows:

               1997                           $158,151
               1998                            113,055
               1999                             57,238
               2000                             57,238
               2001                              4,770

 The Company is subject to various pending and threatened legal actions which arise out of the normal course of business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position.

12.  PENSION PLAN

 The Company provides pension benefits for all its eligible employees through a 401(k) Profit Sharing Program which was adopted in 1984. Under the terms of the plan, eligible employees are allowed to contribute, under the 401(k) portion of the plan, up to 15% of their salaries. The Company in turn will match 25% of the employee's contribution up to a maximum of $500 annually. Under this part of the plan, $7,018 was contributed in 1996, $4,425 in 1995 and $3,608 in 1994.

 In addition, the Company may contribute up to 15% of eligible employees' annual compensation to the profit sharing portion of this plan. Such contributions were $78,398 in 1996, $92,156 in 1995, and $56,650 in 1994. Employees' interest in the contributions made by the Company on their behalf become 100% vested in accordance with the seven year program. Any forfeited amounts are redistributed among the remaining participants in the plan.

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 1996, financial instruments whose contract amounts represent credit risk:
                                                            Contract Amount
                                                            -------- ------
     Commitments to extend credit in the future                $13,987,233
     Standby letters of credit                                   1,407,830

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

Approximately 10.4% of the Company's loans are concentrated with health care professionals.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 (SFAS No.107), "Disclosures about Fair Value of Financial Instruments," requires the Bank to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practical to estimate fair value. Following is a summary of the estimated fair value for each class of financial instrument as of December 31, 1996 and the methods and assumptions used to evaluate them:

                                                Carrying              Fair
                                                 Value                Value
                                                --------              -----

Cash and due from banks                      $ 7,188,515         $ 7,188,515
 Federal funds sold                           11,980,000          11,980,000
 Investment securities                         8,759,850           8,830,810
 Due from bank - time                          9,607,000           9,617,711
 Loans                                        52,478,356          52,795,735
 Deposits
    Demand                                    27,833,067          27,833,067
    Interest - bearing transaction accts      28,663,828          28,663,828
    Savings                                    2,665,539           2,665,539
    Time certificates                         21,347,150          21,460,722


Cash and due from banks have a relatively short period of time between their origination and their expected realization and are valued at their carrying amounts. The fair value of investment securities and due from banks - time were estimated using quoted market prices or dealer quotes. The allowance for loan losses and overdrafts are valued at the carrying amount. All other loans are valued by loan type. Loans are spread monthly by maturity and repricing date. To determine the fair value the interest rate used to discount the cash flows is the current market rate for a like class of loans. Loan fees were not taken into consideration. The fair value of noninterest-bearing, interest-bearing transaction accounts and savings deposits is the amount payable on demand as of December 31, 1996. The fair value of fixed-maturity certificates of deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

The Bank has off balance sheet commitments comprising of letters of credit and loan commitments with a contract amount of $1,407,830, and $13,987,233, respectively. The fair value of these off balance sheet commitments is not material.


15. SUMMIT BANCSHARES, INC. (PARENT COMPANY ONLY)
----------------------------------------------------------------------------------------------------------------
The following are the statements of financial position as of December 31, 1996 and 1995 and the related statements of income and cash flows for the years ended December 31, 1996, 1995, and 1994 for Summit Bancshares, Inc. (parent company only):

STATEMENTS OF FINANCIAL POSITION                                                           1996          1995
----------------------------------------------------------------------------------------------------------------
ASSETS:
Cash                                                                                    $227,230      $21,339
Short term investments                                                                   100,000    1,100,000
Loan participation with subsidiary                                                     2,575,408    1,844,771
Land and building                                                                        395,519      413,327
Investment in subsudiary                                                               8,494,384    7,637,180
Other assets                                                                             169,425      128,659
----------------------------------------------------------------------------------------------------------------

Total Assets                                                                         $11,961,966  $11,145,276
----------------------------------------------------------------------------------------------------------------



LIABILITIES:
----------------------------------------------------------------------------------------------------------------
Accounts payable                                                                           8,605        4,350
Income taxes payable                                                                      14,218       38,665
----------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                         22,823       43,015
----------------------------------------------------------------------------------------------------------------
Shareholders' Equity:
Common Stock                                                                            3,830,34    3,767,258
Retained Earnings                                                                      8,108,800    7,335,000
----------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                            11,939,143   11,102,261
----------------------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity                                           $11,961,966  $11,145,276
----------------------------------------------------------------------------------------------------------------




STATEMENTS OF INCOME (YEAR ENDED DECEMBER  31)                           1996              1995          1994
----------------------------------------------------------------------------------------------------------------
INCOME:
Interest on short-term investments and loan                          $249,103           $97,810       $92,777
Rental and other income                                                58,242            41,760        42,055
----------------------------------------------------------------------------------------------------------------
Total income                                                          307,345           139,570       134,832
----------------------------------------------------------------------------------------------------------------
EXPENSE:
Miscellaneous expense                                                  42,671            45,000        34,317
----------------------------------------------------------------------------------------------------------------
Total expense                                                          42,671            45,000        34,317
----------------------------------------------------------------------------------------------------------------
Income before income tax and equity in
   earnings of subsidiary                                             264,674            94,570       100,515
Provision for income taxes                                            109,829            39,020        41,804
Income before equity in
   earnings of subsidiary                                             154,845            55,550        58,711
Equity in earnings of subsidiary                                    1,257,026         1,259,957       848,892
----------------------------------------------------------------------------------------------------------------
Net Income                                                         $1,411,871        $1,315,507      $907,603
================================================================================================================


SUMMIT BANCSHARES, INC. STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                         1996              1995          1994
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                                    $249,103              $85,249       $92,777
Rental income                                                          52,200               52,200        52,200
Other income                                                            8,652               12,561           295
Cash paid to suppliers                                                (20,784)             (27,192)      (16,509)
Property taxes paid                                                         0                    0        (4,060)
Property tax refund                                                         0                4,060             0
Income taxes paid                                                    (134,276)             (23,774)      (37,789)
Income tax refund                                                           0                    0            53
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             154,895              103,104        86,967
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in short term investments                       1,000,000              295,000      (221,000)
Net (increase) decrease in loans                                     (730,461)          (1,491,482)      430,295
(Increase) decrease in land and building                                    0                    0       (18,800)
Dividend received from subsidiary                                     400,000            1,700,000             0
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                   669,539              503,518       190,495
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised                                               118,373                    0       219,912
(Increase) decrease in other assets                                   (43,554)              65,000      (191,049)
Purchase of common stock                                              (55,288)             (70,426)      (57,186)
Dividends paid                                                       (638,074)            (636,576)     (203,173)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                  (618,543)            (642,002)     (231,496)
----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  205,891              (35,380)       45,966
Cash at the beginning of the year                                      21,339               56,719        10,753
----------------------------------------------------------------------------------------------------------------
Cash at the end of the year                                     $     227,230          $    21,339     $  56,719
----------------------------------------------------------------------------------------------------------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income                                                      $   1,411,871          $  1,315,507    $907,603
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization                                          17,808                17,808       17,808
Non-cash earnings from subsidiary                                  (1,257,026)           (1,259,957)    (848,892)
(Increase) decrease in accounts receivable                              2,434                14,500        6,380
Increase (decrease) in accounts payable                                 4,255                     0            0
Increase (decrease) in income tax payable                             (24,447)               15,246        4,068
----------------------------------------------------------------------------------------------------------------
Total adjustments                                                  (1,256,976)           (1,212,403)    (820,636)
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                       $     154,895          $    103,104    $  86,967
================================================================================================================


                    Report of Independent Public Accountants

 To the Shareholders and Board of Directors of Summit Bancshares, Inc.:

    We have audited the accompanying consolidated statements of financial position of SUMMIT BANCSHARES, INC. (a California corporation) AND SUBSIDIARY as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Bancshares, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN & COMPANY
-------------------------------
 San Francisco, California
 January 10, 1997

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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------- --- --------- -------- -- --- ----------

     The  information  required by paragraphs  (a), (c) (d), (f) and (g) of this item is presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on April 24, 1997 under "Election of Directors," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year. The information concerning executive officers requested by paragraphs (b) and (e) is set forth under Part I in a separate Item captioned Executive Officers of Summit Bancshares, Inc.

ITEM 11.  EXECUTIVE COMPENSATION
          --------- ------------

     The information required by this item in presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on April 24, 1997. under "Executive Compensation," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          -------- --------- -- ------- ---------- ------ ---
          MANAGEMENT
          ----------

     The information required by this item is presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on April 24, 1997, under "Principal Security Holders" and "Security Ownership of Management," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ------- ------------- --- ------- ------------

     The information required by this item is presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 24, 1997, under "Certain Relationships and Related Transactions," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

          FORM 8-K

(a)  1.  CONSOLIDATED FINANCIAL STATEMENTS.
         ------------ --------- -----------

The following Financial Statements are included in this Report in Item 8.


     Consolidated Statement of Financial Position - December 31, 1996 and
     1995

     Consolidated Statements of Income for the years ended
     December 31, 1996, 1995 and 1994

     Statements of Changes in Shareholders' Equity (Consolidated and Parent Company Only) for the years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

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

                                      -60-


                                                    Sequentially
                                                      Numbered
Exhibit Number               Exhibit                    Page
--------------               -------                    ----

   10.15           Lease - Walnut Creek
                   Summit Banchsares, Inc. owned
                   Property .                       Footnote #18

   10.16           Lease - Emeryville
                   Renegotiated                     Footnote #19

   11              Statement Re: Computation
                   of Per Share Earnings

   22              Wholly Owned Subsidiary of
                   Summit Bank - Summit Equities,
                   Inc.

   25.1            Power of Attorney - see
                   Signature Page                   63

   27              Financial Data Schedule


----------------

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

                                SUMMIT BANCSHARES, INC.

                                    /s/ Shirley W. Nelson
Date: March 28, 1997            By: -------------------------
                                    Shirley W. Nelson, Chief
                                    Chairman and CEO
                                    (Principle Executive Officer)

                                    /s/ Kikuo Nakahara
Date: March 28, 1997            By: --------------------------
                                    Kikuo Nakahara
                                    (Chief Financial Officer)


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


        Signature                   Title                   Date

/s/SHIRLEY W. NELSON          Chairman of the Board,        March 27, 1997
-------------------------
SHIRLEY W. NELSON             Chief Executive Officer
                              and President                 March 27, 1997

/s/KIKUO NAKAHARA             Chief Financial               March 27, 1997
-------------------------
KIKUO NAKAHARA                Officer and Director

/s/GEORGE H. HOLLDIGE         Secretary and Director        March 27, 1997
-------------------------
GEORGE H. HOLLIDGE

/s/JERRALD R. GOLDMAN, M.D.   Director                      March 27, 1997
-------------------------
JERRALD R. GOLDMAN

/s/THOMAS H. STATE            Director                      March 27, 1997
-------------------------
THOMAS H. STATE

/s/BARBARA J. WILLIAMS        Director                      March 27, 1997
-------------------------
BARBARA J. WILLIAMS
