Form 10-Q
period 1997-03-31
SUMMIT BANCSHARES INC/CA
filed 1997-05-13
CIK 353203

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                  FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934


               FOR QUARTER ENDED:               MARCH 31, 1997

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

                           YES___X___    NO_______

The number of shares outstanding of the registrant's common stock was 429,224 shares of no par value common stock issued as of March 31, 1997

PART I - FINANCIAL INFORMATION

ITEM 1                                                                     PAGE

SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS

                Consolidated Balance Sheets ..............................   3

                Consolidated Statements of Income ........................   4

                Consolidated Statements of Changes in
                     Shareholders' Equity ................................   5

                Consolidated Statement of Cash Flows .....................   6

                Notes to Financial Statements.............................   7

                Interest Rate Risk Reporting Schedule.....................   8

ITEM 2

                Management's Discussion and Analysis of Financial
                Condition and Results of Operations ......................  9-16



                     PART II - OTHER INFORMATION

  ITEMS 1-6 .............................................................. 17-18

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
FINANCIAL POSITION MARCH 31, 1997 AND DECEMBER 31, 1996
                    (UNAUDITED)

ASSETS                                                     3-31-97    12-31-1996
--------------------------------------------------------------------------------
Cash and due from banks                                $ 6,079,891   $ 7,188,515
Federal funds sold                                      13,360,000    11,980,000
--------------------------------------------------------------------------------
Cash and cash equivalents                               19,439,891    19,168,515
Time deposits with other financial institutions          9,411,000     9,607,000
Investment securities (fair value of $9,818,684 at
    March 31, 1997 and $8,830,810 at
    December 31, 1996 ) held to maturity                 9,788,590     8,759,850
Loans, net of allowance for loan losses of
   $1,146,068 at March 31, 1997 and
   $1,070,318 at December 31, 1996                      51,811,338    51,408,038
Other real estate owned                                  1,291,459     1,291,459
Premises and equipment, net                                914,072       896,856
Interest receivable and other assets                     1,795,395     1,814,083

Total Assets                                           $94,451,745   $92,945,801

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Deposits:
Demand                                                 $25,018,025   $27,833,067
Interest-bearing transaction accounts                   31,321,879    28,663,828
Savings                                                  2,773,675     2,665,539
Time certificates $100,000 and over                     14,629,521    15,324,980
Other time certificates                                  7,677,290     6,022,170
--------------------------------------------------------------------------------
Total Deposits                                          81,420,390    80,509,584
Interest payable and other liabilities                     839,763       497,074

Total Liabilities                                       82,260,153    81,006,658

Shareholders' Equity
Preferred Stock, no par value:
   2,000,000 shares authorized, no shares outstanding            0             0
Common Stock, no par value:
   3,000,000 shares authorized;
   429,224 shares outstanding at March 31, 1997 and
   433,209 shares outstanding at December 31, 1996       3,701,279     3,830,343
Retained Earnings                                        8,490,313     8,108,800

Total Shareholders' Equity                              12,191,592    11,939,143

Total Liabilities and Shareholders' Equity             $94,451,745   $92,945,801

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    (UNAUDITED)

                                                    THREE MONTHS    THREE MONTHS
                                                   ENDED 3-31-97   ENDED 3-31-96
--------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                            $1,505,010      $1,376,755
Interest on time deposits with other
   financial institutions                                122,676         164,738
Interest on U.S. government
   treasury securities                                   141,617          96,567
Interest on federal funds sold                           162,209         113,280

Total interest income                                  1,931,512       1,751,340

INTEREST EXPENSE:
Interest on deposits                                     456,022         418,563

Total interest expense                                   456,022         418,563
Net interest income                                    1,475,490       1,332,777

Provision for loan losses                                 75,000          85,000

Net interest income after
   provision for loan losses                           1,400,490       1,247,777

NON-INTEREST INCOME:
Service charges on deposit accounts                       73,954          82,284
Other customer fees and charges                           47,722          59,088

Total non-interest income                                121,676         141,372

NON-INTEREST EXPENSE:
Salaries and employee benefits                           501,800         456,923
Occupancy expense                                         90,107          87,640
Equipment expense                                         28,066          16,616
Other                                                    245,644         252,169

Total non-interest expense                               865,617         813,348
Income before income taxes                               656,549         575,801

Provision for income taxes                               275,036         248,701

Net Income                                              $381,513        $327,100

PRIMARY EARNINGS:
Weighted average shares outstanding                      463,317         460,045

PRIMARY EARNINGS PER SHARE                                 $0.82           $0.71

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    (UNAUDITED)

                                              NUMBER OF
                                                 SHARES         COMMON       RETAINED
                                            OUTSTANDING          STOCK       EARNINGS
----------------------------                -----------     ----------     ----------
Balance at December 31, 1996                    433,209     $3,830,343     $8,108,800

Stock Options Exercised                               0              0              0

Repurchase of Common Stock                       (3,985)      (129,064)             0

Net Income                                            0              0        381,513

Balance at March 31, 1997                       429,224      3,701,279      8,490,313

Balance at December 31, 1995                    424,259      3,767,258      7,335,003

Stock Options Exercised                           1,100         13,497              0

Net Income                                            0              0        327,100

Balance at March 31, 1996                       425,359      3,780,755      7,662,103

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE QUARTER ENDED MARCH 31, 1997 AND MARCH 31, 1996
                    (UNAUDITED)

                                                    THREE MONTHS    THREE MONTHS
                                                   ENDED 3-31-97   ENDED 3-31-96
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                  $  1,747,925    $  1,671,106
Fees received                                           307,686         232,792
Interest paid                                          (439,169)       (408,292)
Cash paid to suppliers and employees                   (783,344)       (442,838)
Income taxes paid                                             0               0

Net cash provided by operating activities               833,098       1,052,768

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in time deposits with
   other financial institutions                         196,000         (98,000)
Maturity of investment securities                       970,791               0
Purchase of investment securities                    (1,999,531)       (783,596)
Net (increase) decrease in loans to customers          (337,611)      4,013,124
Recoveries on loans previously charged-off                  750           1,250
(Increase) decrease in premises and equipment           (64,978)        (25,468)

Net cash provided by (used in)
   investing activities                              (1,234,579)      3,107,310

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in demand, interest
   bearing transaction, and savings deposits             48,855      (2,942,356)
Net increase (decrease) in time deposits                959,661       2,050,459
(Increase) decrease in other assets                    (206,595)         51,519
Exercise of stock options                                     0               0
Repurchase of common stock                             (129,064)              0
Dividends paid                                                0               0

Net cash provided by (used in)
   financing activities                                 672,857        (840,378)
Net increase (decrease) in cash and
   cash equivalents                                     271,376       3,319,700

Cash and cash equivalents at the
   beginning of the year                             19,168,515      16,427,903

Cash and cash equivalents at the end of the year   $ 19,439,891    $ 19,747,603

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income                                         $    381,513    $    327,100
Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and amortization                            47,630          33,716
Provision for loan losses                                75,000          85,000
(Increase) decrease in interest receivable              (44,008)         48,125
Increase (decrease) in unearned loan fees                46,431         (36,939)
Increase (decrease) in accrued interest payable          16,853          10,271
(Increase) decrease in prepaid expenses                  28,350          39,087
Increase (decrease) in accounts payable                   6,293         297,707
Increase (decrease) in income taxes payable             275,036         248,701
--------------------------------------------------------------------------------
Total adjustments                                       451,585         725,668

Net cash provided by operating activities          $   833,098     $  1,052,768

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1997 and the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1996 Annual Report to Shareholders, which is incorporated by reference in the Company's 1996 annual report on Form 10-K. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The Bank is required to adopt SFAS 128 in the fourth quarter of 1997 and will restate at that time earnings per share data for prior periods to conform with SFAS 128. Earlier application is not permitted.

SFAS 128 replaces current earnings per share reporting requirements and requires a dual presentation of basic and diluted earnings per share. Earnings per share excludes dilution and is computed by dividing net income by the weighted average common shares outstanding of 429,746 and 424,392 during the three months ended March 31, 1997 and 1996, respectively. Diluted earnings per share reflects the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Bank's Stock Option Plans. Diluted earnings per share under SFAS 128 would not have been significantly different than primary earnings per share currently reported for the periods.

INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

     The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended March 31, 1997. The table presents each major category of interest-earning assets and interest bearing-liabilities.

                                         INTEREST RATE RISK REPORTING SCHEDULE

REPORTING INSTITUTION:  SUMMIT BANK                                                                 REPORTING DATE: 3-31-97

                                        REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT
                                        ($000.00)             GREATER       GREATER         GREATER         GREATER
                                         OMITTED   UP TO    THAN 3MOS     THAN 1YR        THAN 3YRS       THAN 5YRS         OVER
                                          TOTAL     3MOS  LESS THAN 1YR  LESS THAN 3YRS  LESS THAN 5YRS  LESS THAN 10YRS   10 YEARS
   I.  EARNING ASSETS

     A.  INVESTMENTS:
     1.  U. S. TREASURIES               $ 6,789   $ 1,545    $ 2,246        $ 2,998         $     0         $     0        $     0
     2.  U. S. AGENCIES                   3,000         0          0          3,000               0               0              0
     3.  FED FUNDS SOLD                  13,360    13,360          0              0               0               0              0
     4.  PURCHASED CDS                    9,411       990      6,936          1,485               0               0              0
                                        -------   -------    -------        -------         -------         -------        -------
         TOTAL INVESTMENTS              $32,560   $15,895    $ 9,182        $ 7,483         $     0         $     0        $     0

     B.  LOANS
     1.  COMMERCIAL                     $50,418   $30,501    $ 5,517        $ 5,825         $ 2,886         $ 5,689        $     0
     2.  REAL ESTATE                          0         0          0              0               0               0              0
     3.  INSTALLMENT                         15        15          0              0               0               0              0
                                        -------   -------    -------        -------         -------         -------        -------
         TOTAL LOANS                    $50,433   $30,516    $ 5,517        $ 5,825         $ 2,886         $ 5,689        $     0

     C.  TOTAL EARNING ASSETS           $82,993   $46,411    $14,699        $13,308         $ 2,886         $ 5,689        $     0

   II.  COST OF FUNDS (DEPOSITS)

     A.  CERTIFICATE OF DEPOSITS        $22,407   $15,109    $ 6,392        $   803         $    76         $    27        $     0
     B.  MONEY MARKET ACCOUNTS           26,830         0     13,415         13,415               0               0              0
     C.  TRANSACTION ACCOUNTS             5,088         0          0          2,544           1,272           1,272              0
     D.  SAVINGS ACCOUNTS                 2,478         0          0          1,239             619             620              0
                                        -------   -------    -------        -------         -------         -------        -------
         TOTAL COST OF FUNDS            $56,803   $15,109    $19,807        $18,001         $ 1,967         $ 1,919        $     0

 III.  INTEREST SENSITIVE ASSETS        $82,993   $46,411    $14,699        $13,308         $ 2,886         $ 5,689        $     0

  IV.  INTEREST SENSITIVE LIABILITIES   $56,803   $15,109    $19,807        $18,001         $ 1,967         $ 1,919        $     0
                                        -------   -------    -------        -------         -------         -------        -------
   V.  GAP                              $26,190   $31,302    ($5,108)       ($4,693)        $   919         $ 3,770        $     0

  VI.  CUMULATIVE GAP                   $26,190   $31,302    $26,194        $21,501         $22,420         $26,190        $26,190

 VII.  GAP RATIO                           1.46      3.07       0.74           0.74            1.47            2.96

VIII.  CUMULATIVE RATIO                    1.46      3.07       1.75           1.41            1.41            1.46           1.46

  IX.  GAP AS A % OF TOTAL ASSETS         28.64     34.23      (5.59)         (5.13)           1.00            4.12          28.64

   X.  CUMULATIVE GAP AS A % OF
         TOTAL ASSETS                     28.64     34.23      28.64          23.51           24.52           28.64          28.64

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997

The registrant, Summit Bancshares, Inc. (the "Company") is a bank holding company whose only operating subsidiary is Summit Bank (the "Bank"). The following discussion primarily concerns the financial condition and results of operations of the Company on a consolidated basis including the subsidiary Bank. All adjustments made in the compilation of this information are of a normal recurring nature.


FINANCIAL CONDITION

LIQUIDITY MANAGEMENT

The consolidated loan-to-deposit ratio at March 31, 1997 was 65.0% which was an increase from 62.5% for the same period in 1996. Total outstanding loans as of March 31, 1997 increased $6,487,000 compared to the same period a year ago while total deposits increased $7,061,000 versus the same time last year. The increases in loans and deposits are mainly due to Bank's concentrated effort in promoting sales culture to its employees. The average loan-to-deposit ratio for the first quarter of 1997 was 65.5%, down from 67.5% for the same period last year. This decrease was caused by an increase in average total deposits of $8,791,000 or 12.3% compared to increase in average total loans of $6,179,000 or 13.3%. Management continues to seek growth and acquisition of quality credits.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, investment securities and federal funds sold totaled $38,639,000 on March 31, 1997. This amount represented 47.5% of total deposits in comparison to the liquidity ratio of 50.6% as of March 31, 1996. This decrease is primarily a result of loan growth. It is management's belief that the current liquidity level is appropriate given current economic conditions and is sufficient to meet current needs.

The Company is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Company.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.

                            INVESTMENT COMPARATIVE
                              ($000.00 Omitted)

                   3-31-97     %     12-31-96     %     3-31-96     %

Fed funds sold      13,360    41%      11,980    39%     14,250    44%
Interest bearing
   deposits          9,411    29%       9,607    32%     11,100    35%
Securities           9,789    30%       8,759    29%      6,757    21%


Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on March 31, 1997 were comprised of $1,545,000 in U.S. Gov't treasury bills, $3,245,000 in U.S. Gov't notes and $4,999,000 in U.S. Gov't agencies.

CHANGES IN FINANCIAL POSITION

As of March 31, 1997, deposits increased $910,806 from December 31, 1996 while at the same time net loans outstanding increased $403,300. Total deposits as of March 31, 1997 were $81,420,000, an increase of 9.5% from $74,359,000 as of March 31, 1996. Total loans as of March 31, 1997 were $52,957,000, which was an increase from $46,470,000 as of March 31, 1996.

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.

                             DEPOSIT COMPARATIVE
                              ($000.00 Omitted)

                   3-31-97     %     12-31-96     %     3-31-96     %

Demand             $25,018    31%    $27,833     34%    $22,036    30%
Savings              2,774     3%      2,666      3%      2,369     3%
Interest bearing
 trans. deposits    31,322    38%     28,664     36%     28,985    39%
Other time          22,306    28%     21,347     27%     20,969    28%

The following table sets forth the amount of loans outstanding by each category and the percent of total loans outstanding at the dates specified.

                              LOAN COMPARATIVE
                              ($000.00 Omitted)

                   3-31-97     %     12-31-96     %     3-31-96     %
Commercial         $36,800    69%     $35,788    68%    $28,095    60%
Real estate-const    7,342    14%       7,508    14%      7,052    15%
Real estate-other    3,179     6%       3,063     6%      5,810    13%
Installment/other    5,636    11%       6,119    12%      5,513    12%

NON-PERFORMING ASSETS

The following table provides information with respect to the subsidiary Bank's past due loans and components for non-performing assets at the dates indicated.

                                                 NON-PERFORMING ASSETS
                                                    (000.00 Omitted)
                                             3-31-97    12-31-96    3-31-96
Loans 90 days or more past
 due & still accruing                         $    0      $    0     $  472
Non-accrual loans                                  0           0        137
Other real estate owned                        1,291       1,291      1,303
                                              ------      ------     ------
   Total non-performing assets                $1,291      $1,291     $1,912
                                              ------      ------     ------
                                              ------      ------     ------

Non-performing assets to
  period end loans plus
  other real estate owned                       2.44%      2.46%       4.00%

Allowance to non-performing loans                  0%         0%        182%

Allowance to non-performing assets               106%        83%         58%

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

Other real estate owned ("OREO")is comprised of properties acquired through foreclosure. These properties are carried at the lower of the recorded loan balance or their estimated fair market value based on appraisal. When the loan balance plus accrued interest exceeds the fair value of the property, the difference is charged to the allowance for loan losses at the time of acquisition. Subsequent declines in value from the recorded amount, if any, and gains or losses upon disposition are included in noninterest expense. Operating expenses related to other real estate owned are charged to noninterest expense in the period incurred.

The decrease in non-performing assets from March 31, 1996 to March 31, 1997 is due primarily to a decrease in loans 90 days past due and non-accrual loans of $609,000 and a slight decrease in other real estate owned.

The total OREO amount, $1,291,000, is related to two properties. One of the properties is vacant land in the Oakland Hills and the second property is two contiguous parcels in the Danville/Diablo Mountain area of Alameda County. The Bank is actively marketing these two parcels.

CAPITAL POSITION

As of March 31, 1997, Shareholders' Equity was $12,192,000. This represents an increase of $749,000, or 6.5% over the same period last year. Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $2,250,000 of its stock. As of March 31, 1997, the Company has repurchased a total of 156,103 shares of the Company stock constituting 29.0% of the Company's original stock prior to the repurchase program, at a total cost of $2,215,036, or an average price per share of $14.19. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders. The program has not affected the Company's liquidity or capital position or its ability to operate as the Company's capital growth has exceeded its asset growth. In addition, the Company's subsidiary Bank remains more than well-capitalized under current regulations.

On March 14, 1989, the Board of Directors of the Federal Deposit Insurance Corporation ("FDIC") approved a Statement of Policy on Risk-Based Capital which became effective December 31, 1990. Under this statement banks are required to meet certain capital standards in addition to leverage standards as previously outlined under FDIC Rules and Regulations. The Bank does not foresee any material or significant impact to its manner of operation in the foreseeable future. Total qualifying capital allowable under risk-based capital guidelines for the subsidiary bank is $8,704,000.

The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same as of March 31, 1997:

                                           Minimum
                   Capital Ratio    Regulatory Requirement

Tier 1 Capital        14.91%                4.00%
Total Capital         16.11%                8.00%
Leverage Ratio         9.84%                3.00%

The Company is not aware of any current recommendations by the regulatory authorities which if they were implemented would have a material effect on the Company.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Total interest income including loan fees increased from $1,751,000 for the first three months of 1996 to $1,932,000 for the same period in 1997. The prime lending rate increased to 10.55% in March 1997 from 10.25% compared to the same period last year but was not a factor in the increased interest income on loans since the increase came late in the quarter. The primary reason for the increase in interest income on loans was due to $6,179,000 increase in average loans compared to the same period a year ago. Loan fees showed an increase of $11,220 over the same period last year. The yield on loans and fees increased 12 basis points over the same period last year. The increase in interest income from investments was due to total average outstanding investments volume increase of $4,288,000 for the first quarter 1997 versus 1996. This increase was primarily due to increase in deposit balances. The yield on investments showed a decrease of 22 basis points reflective of market conditions. Interest expense increased from $419,000 as of the end of the first three months of 1996 to $456,000 in 1997. This increase was brought about by a increase in average interest-bearing deposit accounts of $4,811,000 during the first quarter of 1997 versus the same period last year. The average cost of funds for the period ending March 31, 1997 was 5 basis points more than the same period last year. As a result of these factors, net interest margin for the first three months of 1997 remained at 7.10% compared to the same period last year.

OTHER OPERATING INCOME

Service charges on deposit accounts as of the end of the first three months of 1997 decreased to $74,000 versus $82,000 for the same period in 1996. The decrease was due to lower fees collected in service charges related to return check and overdraft charges and from analysis of service charges on commercial accounts. Other charges and fees decreased $11,000 primarily due to lower fees collected on wire transfers.

LOAN LOSS PROVISION

The decrease in loan loss provision was primarily due to a perceived improvement in California's economy as well as the current level of the allowance for loan losses.

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

The following table summarizes the activity in the Bank's allowance for credit losses for the three months ended March 31, 1997 and 1996.

                                          THREE MONTHS ENDED
                                          ------------------
                                           (000.00 Omitted)
                                          3-31-97    3-31-96

Balance, beginning of the period           $1,070     $1,025
Provision for loan losses                      75         85
Recoveries                                      1          1
Loans charged-off                               0          0
                                           ------     ------
Balance, end of the period                 $1,146     $1,111
                                           ------     ------
                                           ------     ------


The balance in the allowance for loan losses at March 31, 1997 was 2.16% of total loans compared to 2.39% of total loans at March 31, 1996.

OTHER OPERATING EXPENSES

Total other operating expenses increased $52,000 as of the end of the first three months of 1997 compared to the same period last year. This increase was primarily due to an increase in salaries and employee expense. The Bank's committment to grow increased the number of employees from 39 to 42 primarily in the sales area. The increase was also attributed to increase in regular raises in pay and increased cost of benefits.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes as of the end of the first three months of 1997 increased from $249,000 in 1996 to $275,000. This increase is attributed to increased income from regular business operations. For the same period in 1997 the Company's total effective tax rate was 41.9% compared to 43.2% in 1996.

NET INCOME

Net income for the first quarter of 1997 increased from $327,000 for the same period in 1996 to $382,000, or a increase of 16.8%.

PART II  -  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
          No material developments from that which was reported in the Form 10-K dated March 31, 1997 for the year ended December 31, 1996.

ITEM 2 - CHANGES IN SECURITIES
          None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5 - OTHER INFORMATION
          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         (a)   Exhibits

          11   Statement re: computation of per share
               earnings

          27   Financial Data Schedule

         (b)  Reports on Form 8-K

           One Form 8-K was filed by the registrant during the first quarter of 1997, reporting that the Company had dismissed Arthur Andersen LLP as its independent accountants. On May 8, 1997, the Company filed a Form 8-K indicating that it retained Cooper and Lybrand LLP as its independent public accountants for the fiscal year ending December 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUMMIT BANCSHARES, INC.
                                        REGISTRANT



DATE:___________________                BY:__________________________
                                           SHIRLEY W. NELSON
                                           CHAIRMAN AND CEO
                                           (PRINCIPAL EXECUTIVE OFFICER)


DATE:___________________                BY:___________________________
                                           KIKUO NAKAHARA
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)




The remainder of this page is intentionally left blank

                           WEIGHTED AVERAGE SHARES
                      THREE MONTHS ENDED MARCH 31, 1997

                                                               PRIMARY     FULLY

A.  COMMON STOCK                                    ANNUAL     429,746   429,746
                                                 (1ST QTR)     429,746   429,746

                                       NO OF
                                        DAYS

    433,209    12-31-96(BAL FWD)-------
    433,209           TO 1-06-97          6      2,599,254
    432,109           TO 1-14-97          8      3,456,872
    429,224           TO 3-31-97         76     32,621,024
                                       -----    ----------
                                         90     38,677,150

    AVERAGE SHARES OUTSTANDING
      FOR THE PERIOD                               429,746

         OPTIONS-FULLY
         -------------
    USE HIGHER OF YEAR END PRICE OR AVERAGE PRICE
    YEAR END PRICE                   33.125
    AVERAGE PRICE                    33.125

    USE YEAR END PRICE OF                           33.125    33,571
                                                ----------
     NO OF     YEAR END    OPTION      NO OF
    SHARES        PRICE     PRICE     SHARES
    ------     --------    ------     ------
MZ   1,000       33.125     10.00        698
SN  10,000       33.125     10.00      6,981
MZ   2,900       33.125     13.50      1,718
SN  15,689       33.125     10.00     10,953
SN   8,333       33.125     12.00      5,314
TW     400       33.125     12.25        252
SN     978       33.125     13.25        587
DD   2,500       33.125     13.00      1,519
MZ   1,045       33.125     13.00        635
AC     400       33.125     13.00        243
TW   1,500       33.125     13.00        911
SN   4,000       33.125     17.75      1,857
MZ   2,000       33.125     17.75        928
DD   1,000       33.125     17.75        464
TW   1,000       33.125     17.75        464
AC     100       33.125     17.75         46

         OPTIONS-PRIMARY
         ---------------
    AVERAGE PRICE FOR THE YEAR                      33.125               33,571
                                                ----------
     NO OF     YEAR END    OPTION      NO OF
    SHARES        PRICE     PRICE     SHARES
    ------     --------    ------     ------
MZ   1,000       33.125     10.00        698
SN  10,000       33.125     10.00      6,981
SN  15,689       33.125     10.00     10,953
SN   8,333       33.125     12.00      5,314
MZ   2,900       33.125     13.50      1,718
TW     400       33.125     12.25        252
SN     978       33.125     13.25        587
DD   2,500       33.125     13.00      1,519
MZ   1,045       33.125     13.00        635
AC     400       33.125     13.00        243
TW   1,500       33.125     13.00        911
SN   4,000       33.125     17.75      1,857
MZ   2,000       33.125     17.75        928
DD   1,000       33.125     17.75        464
TW   1,000       33.125     17.75        464
AC     100       33.125     17.75        46

    TOTAL SHARES 1ST QUARTER                                 463,317    463,317

    TOTAL SHARES YEAR-END                                    463,317    463,317

    NET INCOME IST QUARTER                                  $381,512   $381,512

    NET INCOME YEAR TO DATE, 1997                           $381,512   $381,512

    EARNINGS PER SHARE 1ST QUARTER                            $0.823     $0.823

    EARNINGS PER SHARE, YTD                                   $0.823     $0.823