Form 10-Q
period 1997-06-30
SUMMIT BANCSHARES INC/CA
filed 1997-08-13
CIK 353203

                          SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C.   20549

                                      FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                         THE SECURITIES EXCHANGE ACT OF 1934


     FOR QUARTER ENDED:                                   JUNE 30, 1997

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

                                   YES    X      NO
                                    --------      ----------

The number of shares outstanding of the registrant's common stock was

                     427,675 shares of no par value common stock

                              issued as of June 30, 1997

PART I - FINANCIAL INFORMATION


ITEM 1                                                                      PAGE

SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS

              Consolidated Balance Sheets  . . . . . . . . . . . . . .        3

              Consolidated Statements of Income. . . . . . . . . . . .        4

              Consolidated Statement of Cash Flows . . . . . . . . . .        5

              Notes to Financial Statements. . . . . . . . . . . . .          6

              Interest Rate Risk Reporting Schedule. . . . . . . . .          7


ITEM 2

              Management's Discussion and Analysis of Financial

              Condition and Results of Operations. . . . . . . . . .       8-16



                 PART II - OTHER INFORMATION

  ITEMS 1-6  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17-19

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
FINANCIAL POSITION JUNE 30, 1997 AND DECEMBER 31, 1996
                        (UNAUDITED)

ASSETS                                                                       6-30-97            12-31-1996
--------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                  $  5,187,974        $     7,188,515
Federal funds sold                                                          8,190,000             11,980,000
                                                                         ------------        ---------------
Cash and cash equivalents                                                  13,377,974             19,168,515
Time deposits with other financial institutions                             8,421,000              9,607,000
Investment securities (fair value of $10,769,413 at
    June 30, 1997 and $8,830,810 at
    December 31, 1996 ) held to maturity                                   10,742,694              8,759,850
Loans, net of allowance for loan losses of
   $1,128,716 at June 30, 1997 and
   $1,070,318 at December 31, 1996                                         56,599,736             51,408,038
Other real estate owned                                                     1,241,459              1,291,459
Premises and equipment, net                                                   917,455                896,856
Interest receivable and other assets                                        2,018,977              1,814,083
                                                                         ------------        ---------------
Total Assets                                                              $93,319,295            $92,945,801
                                                                         ------------        ---------------
                                                                         ------------        ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------

Deposits:
Demand                                                                   $ 26,089,687        $    27,833,067
Interest-bearing transaction accounts                                      29,723,463             28,663,828
Savings                                                                     3,209,136              2,665,539
Time certificates $100,000 and over                                        14,144,778             15,324,980
Other time certificates                                                     7,242,236              6,022,170
                                                                         ------------        ---------------
Total Deposits                                                             80,409,300             80,509,584
Interest payable and other liabilities                                        676,983                497,074
                                                                         ------------        ---------------
Total Liabilities                                                          81,086,283             81,006,658

Shareholders' Equity
Preferred Stock, no par value:
   2,000,000 shares authorized, no shares outstanding                               0                      0
Common Stock, no par value:
   3,000,000 shares authorized;
   427,675 shares outstanding at June 30, 1997 and
   433,209 shares outstanding at December 31, 1996                          3,650,161              3,830,343
Retained Earnings                                                           8,582,851              8,108,800
                                                                         ------------        ---------------
Total Shareholders' Equity                                                 12,233,012             11,939,143

Total Liabilities and Shareholders' Equity                                $93,319,295            $92,945,801
                                                                         ------------        ---------------
                                                                         ------------        ---------------


See accompanying notes to consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                           THREE MONTHS          THREE MONTHS         SIX MONTHS           SIX MONTHS
                                          ENDED 6-30-97         ENDED 6-30-96        ENDED 6-30-97        ENDED 6-30-96
INTEREST INCOME:
Interest and fees on loans                     $1,622,703          $1,316,207          $  3,127,713        $  2,692,962
Interest on time deposits with other
   financial institutions                         129,144             124,550               251,820             299,333
Interest on U.S. government
   treasury securities                            170,438             136,838               312,055             221,117
Interest on federal funds sold                    117,505             134,595               279,714             250,118
                                              -----------         -----------           -----------         -----------
Total interest income                           2,039,790           1,712,190             3,971,302           3,463,530

INTEREST EXPENSE:
Interest on deposits                              466,553             415,460               922,575             834,023
Total interest expense                            466,553             415,460               922,575             834,023
                                              -----------         -----------           -----------         -----------
Net interest income                             1,573,237           1,296,730             3,048,727           2,629,507
Provision for loan losses                          25,000              30,000               100,000             115,000
                                              -----------         -----------           -----------         -----------
Net interest income after
   provision for loan losses                    1,548,237           1,266,730             2,948,727           2,514,507

NON-INTEREST INCOME:
Service charges on deposit accounts                70,672              78,508               144,626             160,792
Other customer fees and charges                    51,756              43,545                99,478             102,633
                                              -----------         -----------           -----------         -----------
Total non-interest income                         122,428             122,053               244,104             263,425

NON-INTEREST EXPENSE:
Salaries and employee benefits                    505,778             461,559             1,007,578             918,482
Occupancy expense                                  92,511              94,875               182,618             182,515
Equipment expense                                  43,084              22,351                71,150              38,967
Other                                             320,984             233,355               566,628             485,524
                                              -----------         -----------           -----------         -----------
Total non-interest expense                        962,357             812,140             1,827,974           1,625,488
Income before income taxes                        708,308             576,643             1,364,857           1,152,444
Provision for income taxes                        295,013             234,322               570,049             483,023
                                              -----------         -----------           -----------         -----------
Net Income                                       $413,295            $342,321              $794,808            $669,421
                                              -----------         -----------           -----------         -----------
                                              -----------         -----------           -----------         -----------
PRIMARY EARNINGS:
Weighted average shares outstanding               463,020             460,045               463,020             461,081
                                              -----------         -----------           -----------         -----------
PRIMARY EARNINGS PER SHARE                          $0.89               $0.74                 $1.72               $1.45
                                              -----------         -----------           -----------         -----------
                                              -----------         -----------           -----------         -----------

See accompanying notes to consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND  1996
                 (UNAUDITED)

                                                                                   SIX MONTHS            SIX MONTHS
                                                                                  ENDED 6-30-97         ENDED 6-30-96
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                                                  $  3,575,737          $  3,286,906
Fees received                                                                           512,933               492,665
Interest paid                                                                          (935,921)             (869,922)
Cash paid to suppliers and employees                                                 (1,663,628)           (1,387,314)
Income taxes paid                                                                      (465,000)             (377,000)
                                                                                   ------------          ------------
Net cash provided by operating activities                                             1,024,121             1,145,335

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in time deposits with
   other financial institutions                                                       1,186,000             1,787,000
Maturity of investment securities                                                     2,515,682             1,554,594
Purchase of investment securities                                                    (4,498,526)           (5,228,600)
Net (increase) decrease in loans to customers                                        (5,543,793)            3,128,678
Recoveries on loans previously charged-off                                                1,750                 2,000
(Increase) decrease in premises and equipment                                          (118,353)              (88,692)
                                                                                   ------------          ------------
Net cash provided by (used in) investing activities                                  (6,457,240)            1,154,980

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in demand, interest
   bearing transaction, and savings deposits                                            140,148            (3,613,410)
Net increase (decrease) in time deposits                                                (39,864)            2,089,687
(Increase) decrease in other assets                                                      43,232                27,562
Exercise of stock options                                                                     0                     0
Repurchase of common stock                                                             (180,182)              (36,438)
Dividends paid                                                                         (320,756)             (319,432)
Net cash provided by (used in) financing activities                                    (357,422)           (1,852,031)
                                                                                   ------------          ------------
Net increase (decrease) in cash and cash equivalents                                 (5,790,541)              448,284

Cash and cash equivalents at the
   beginning of the year                                                             19,168,515            16,427,803
                                                                                   ------------          ------------
Cash and cash equivalents at the end of the year                                   $ 13,377,974            16,876,087
                                                                                   ------------          ------------


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income                                                                         $    794,808          $    669,421
Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and amortization                                                            95,009                59,325
Provision for loan losses and OREO losses                                               150,000               115,000
(Increase) decrease in interest receivable                                             (151,836)               65,922
Increase (decrease) in unearned loan fees                                               (24,900)              (13,306)
Increase (decrease) in accrued interest payable                                         (13,346)              (35,899)
(Increase) decrease in prepaid expenses                                                  (4,798)               32,754
Increase (decrease) in accounts payable                                                  74,136               146,095
Increase (decrease) in income taxes payable                                             105,048               106,023
                                                                                   ------------          ------------
Total adjustments                                                                       229,313               475,914
                                                                                   ------------          ------------
Net cash provided by operating activities                                          $  1,024,121           $ 1,145,335
                                                                                   ------------          ------------

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997 and the results of operations for the six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1996 Annual Report to Shareholders, which is incorporated by reference in the Company's 1996 annual report on Form 10-K. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

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

SFAS 128 replaces current earnings per share reporting requirements and requires a dual presentation of basic and diluted earnings per share. Earnings per share excludes dilution and is computed by dividing net income by the weighted average common shares outstanding of 463,020 and 460,045 during the three months ended June 30, 1997 and 1996, respectively. Diluted earnings per share reflects the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Bank's Stock Option Plans. Diluted earnings per share under SFAS 128 would not have been significantly different than primary earnings per share currently reported for the periods.

INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

     The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended June 30, 1997. The table presents each major category of interest-earning assets and interest bearing-liabilities.


                                 INTEREST RATE RISK REPORTING SCHEDULE

    REPORTING INSTITUTION:  SUMMIT BANK                REPORTING DATE: 6-30-97

                    REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT


                                               ($000.00)
                                                OMITTED    UP TO        > 3MOS        > 1YR        > 3YRS    > 5YRS        OVER
                                                TOTAL      3MOS         < 1YR         < 3YRS       < 5YRS    <  10YRS      10 YEARS
   I.       EARNING ASSETS

         A. INVESTMENTS:
         1. U. S. TREASURIES                      $6,743           $0      $2,248       $4,495          $0           $0         $0
         2. U. S. AGENCIES                         4,000            0       2,500        1,500           0            0          0
         3. FED FUNDS SOLD                         8,190        8,190           0            0           0            0          0
         4. PURCHASED CDS                          8,421        2,478       5,448          495           0            0          0
                                                --------     --------    --------     --------    --------     --------   ---------
            TOTAL INVESTMENTS                    $27,354      $10,668     $10,196       $6,490          $0           $0         $0

         B. LOANS
         1. COMMERCIAL                           $55,224      $52,095      $1,078         $789        $396         $866         $0
         2. REAL ESTATE                                0            0           0            0           0            0          0
         3. INSTALLMENT                               15           15           0            0           0            0          0
                                                --------     --------    --------     --------    --------     --------   ---------
            TOTAL LOANS                          $55,239      $52,110      $1,078         $789        $396         $866         $0

         C. TOTAL EARNING ASSETS                 $82,593      $62,778     $11,274       $7,279        $396         $866         $0


  II.       COST OF FUNDS (DEPOSITS)

         A. CERTIFICATE OF DEPOSITS              $21,387      $12,219      $8,132         $939         $97           $0         $0
         B. MONEY MARKET ACCOUNTS                 25,477            0      12,739       12,738           0            0          0
         C. TRANSACTION ACCOUNTS                   5,296            0           0        2,648       1,324        1,324          0
         D. SAVINGS ACCOUNTS                       2,220            0           0        1,110         555          555          0
                                                --------     --------    --------     --------    --------     --------   ---------
            TOTAL COST OF FUNDS                  $54,380      $12,219     $20,871      $17,435      $1,976       $1,879         $0

 III.       INTEREST SENSITIVE ASSETS            $82,593      $62,778     $11,274       $7,279        $396         $866         $0

  IV.       INTEREST SENSITIVE  LIABILITIES      $54,380      $12,219     $20,871      $17,435      $1,976       $1,879         $0
                                                --------     --------    --------     --------    --------     --------   ---------

   V.       GAP                                  $28,213      $50,559     ($9,597)    ($10,156)    ($1,580)     ($1,013)        $0

  VI.       CUMULATIVE GAP                       $28,213      $50,559     $40,962      $30,806     $29,226      $28,213    $28,213

 VII.       GAP RATIO                               1.52         5.14        0.54         0.42        0.20         0.46


VIII.       CUMULATIVE RATIO                        1.52         5.14        2.25         1.61        1.56         1.52       1.52

  IX.       GAP AS A % OF TOTAL                    31.23        55.97      -10.63       -11.24       -1.75        -1.12
            ASSETS

   X.       CUMULATIVE GAP AS A % OF
            TOTAL ASSETS                           31.23        55.97       45.35        34.10       32.36        31.23      31.23

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997

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


FINANCIAL CONDITION

LIQUIDITY MANAGEMENT

The consolidated loan-to-deposit ratio at June 30, 1997 was 71.8% which was an increase from 64.8% for the same period in 1996. Total outstanding loans as of June 30, 1997 increased $9,966,000 compared to the same period a year ago while total deposits increased $6,682,000 versus the same time last year. The increases in loans and deposits are mainly due to Bank's effort in marketing its products. The average loan-to-deposit ratio for the second quarter of 1997 was 68.8%, up from 64.2% for the same period last year. This increase was caused by an increase in average total deposits of $7,965,000 or 11.0% while average total loans increased $8,609,000 or 18.5%. Management continues to seek growth and acquisition of quality credits.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, investment securities and federal funds sold totaled $27,354,000 on June 30, 1997. This amount represented 34.0% of total deposits in comparison to the liquidity ratio of 48.5% as of June 30, 1996. This decrease is primarily a result of loan growth. It is management's belief that the current liquidity level is appropriate given current economic conditions and is sufficient to meet current needs.

The Company is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Company.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.

                   INVESTMENT COMPARATIVE
                       ($000.00 Omitted)


                       6-30-97     %      12-31-96    %     6-30-96    %

Fed funds sold           8,190   30%        11,980  39%      10,450  36%

Interest bearing
  deposits               8,421   31%         9,607  32%       9,215  31%
Securities              10,743   39%         8,759  29%       9,692  33%


Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on June 30, 1997 were comprised of $6,742,000 in U. S. Gov't notes and $4,000,000 in U.S. Gov't agencies.


CHANGES IN FINANCIAL POSITION

As of June 30, 1997, total deposits increased $100,000 from December 31, 1996 while at the same time net loans outstanding increased $5,192,000. Total deposits as of June 30, 1997 were $80,409,000, an increase of 9.1% from $73,727,000 as of June 30, 1996. Total loans as of June 30, 1997 were $57,728,000, an increase of 20.9% from $47,762,000 as of June 30, 1996.

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.

                    DEPOSIT COMPARATIVE
                     ($000.00 Omitted)


                       6-30-97    %       12-31-96    %     6-30-96    %

Demand                 $26,090  32%        $27,833   34%    $22,764  31%

Savings                  3,209   4%         2,666    3%      2,178    3%

Interest bearing
 trans. deposits        29,723  37%        28,664    36%     27,777   38%

Other time              21,387  27%        21,347    27%     21,008   28%

The following table sets forth the amount of loans outstanding by each category and the percent of total loans outstanding at the dates specified.


                                LOAN COMPARATIVE
                              ($000.00 Omitted)



                       6-30-97    %       12-31-96    %     6-30-96    %

Commercial             $40,337  70%        $35,788  68%     $29,850  62%
Real estate-const        8,297  14%          7,508  14%       6,530  14%
Real estate-other        3,020   5%          3,063   6%       5,783  12%
Installment/other        6,074  11%          6,119  12%       5,599  12%


NON-PERFORMING ASSETS

The following table provides information with respect to the subsidiary Bank's past due loans and components for non-performing assets at the dates indicated.


                                              NON-PERFORMING ASSETS
                                                 (000.00 Omitted)

                                         6-30-97    12-31-96   6-30-96
Loans 90 days or more past
 due & still accruing                     $    3    $      0   $    58
Non-accrual loans                              0           0       146
Other real estate owned                   _1,241       1,291     1,302
                                          ------      ------    ------
   Total non-performing assets            $1,244      $1,291    $1,506
                                          ------      ------    ------
                                          ------      ------    -------

Non-performing assets to
  period end loans plus
  other real estate owned                   2.20%       2.46%     3.07%

Allowance to non-performing
  loans                                    37624%          0%      560%

Allowance to non-performing
  assets                                      94%         83%       76%

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

The decrease in non-performing assets from June 30, 1996 to June 30, 1997 is due primarily to a decrease in loans 90 days past due and non-accrual loans of $201,000 and a decrease of $61,000 in OREO.

The total OREO amount, $1,241, 000, is related to two properties. One of the properties is vacant land in the Oakland Hills and the second property is two continguous parcels in the Danville/Diablo Mountain area of Alameda County. The Bank is actively marketing these two parcels.

CAPITAL POSITION

As of June 30, 1997, Shareholders' Equity was $12,233,000. This represents an increase of $797,000, or 7.0% over the same period last year. Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $2,500,000 of its stock. As of June 30, 1997, the Company has repurchased a total of 157,652 shares of the Company stock constituting 29.1% of the Company's original stock prior to the repurchase program, at a total cost of $2,266,153, or an average price per share of $14.37. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders. The program has not affected the Company's liquidity or capital position or its ability to operate as the Company's capital growth has exceeded its asset growth. In addition, the Company's subsidiary Bank remains more than well-capitalized under current regulations.

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

The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same as of June 30, 1997:

                                           Minimum
                   Capital Ratio    Regulatory Requirement

Tier 1 Capital        15.16%                4.00%
Total Capital         16.37%                8.00%
Leverage Ratio        10.23%                3.00%

The Company is not aware of any current recommendations by the regulatory authorities which if they were implemented would have a material effect on the Company.

RESULTS OF OPERATIONS


NET INTEREST INCOME

Total interest income including loan fees increased from $3,464,000 for the first six months of 1996 to $3,971,000 for the same period in 1997. The prime lending rate increased to 8.50% in March 1997 from 8.25% compared to the same period last year and a factor in the increased interest income on loans. Another reason for the increase in interest income on loans was due to $5,600,000 increase in average loans compared to the same period a year ago. Loan fees showed an increase of $51,182 over the same period last year. The yield on loans and fees increased 36 basis points over the same period last year. The increase in interest income from investments was due to total average outstanding investments volume increase of $2,401,000 for the first six months in 1997 versus 1996. This increase was primarily due to an increase in deposit balances. The yield on investments for the first six months of 1997 showed a decrease of 3 basis points compared to the same period in 1996 reflective of market conditions.

Interest expense increased from $834,000 at the end of the first six months of 1996 to $923,000 in 1997. This increase was due to increase in average interest-bearing deposit accounts of $4,871,000 during the first six months of 1997 versus the same period last year. The average cost of funds for the period ending June 30, 1997 was 9 basis points more than the same period last year. As a result of these factors, net interest margin for the first six months of 1997 was 7.25% compared to 6.93% for the same period last year.

For the second quarter, total interest income on loans including loan fees increased from $1,712,000 in 1996 to $2,040,000 for the same period in 1997. This increase is primarily due to increase in the prime lending rate and the increase in loan volume. Average loan volume for the second quarter of 1997 showed an increase of $8,609,000 from the same period last year. For the second quarter of 1997, total interest income on investments increased $21,100. This increase was attributable to an average investment volume increase of $524,000 and an interest yield increase from 5.53% in the second quarter of 1996 to 5.72% for the same period in 1997.

For the second quarter of 1997, interest expense increased $51,000 compared to the same period in 1996. Average outstanding interest bearing deposits increased from $51,155,000 in the second quarter in 1996 to $55,833,000 in the second quarter in 1997. Average cost of funds for the same period was 3.34% in 1997 compared to 3.25% in 1996. As a result, net interest income for the second quarter of 1997 increased $277,000. or 2.53% compared to the same period in 1996.



OTHER OPERATING INCOME

Service charges on deposit accounts as of the end of the first half of 1997 decreased to $145,000 versus $161,000 for the same period in 1996. The decrease was due to lower fees collected in service charges related to return check and overdraft charges and from analysis of service charges on commercial accounts. Other charges and fees decreased $3,000, primarily due to lower fees collected on wire transfers but partially offset by increase in merchant fees collected.

Service charges on deposit accounts for the second quarter of 1997 decreased $7,800 compared to the same period last year due to decreased collection of fees associated with return check and overdraft charges. Other customer fees and charges increased $8,200 for the present quarter associated with increased fees from merchant activities.


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

The following table summarizes the activity in the Bank's allowance for credit losses for the six months ended June 30, 1997 and 1996.




                                                      SIX MONTHS ENDED
                                                      -----------------
                                                      (000.00 Omitted)
                                                      6-30-97  6-30-96

Balance, beginning of the period                       $1,070   $1,025
Provision for loan losses                                 100      115
Recoveries                                                  2        2
Loans charged-off                                         (43)       0
                                                       ------   ------
Balance, end of the period                             $1,129   $1,142


The balance in the allowance for loan losses at June 30, 1997 was 1.95% of total loans compared to 2.39% of total loans at June 30, 1996.


OTHER OPERATING EXPENSES

Total other operating expenses increased $202,000 as of the end of the first six months of 1997 compared to the same period last year. This increase was primarily due to an increase in salaries and employee expense. The Bank's commitment to grow increased the number of employees from 39 to 40 primarily in the sales area. The increase was also attributed to increase in regular raises in pay, increased cost of benefits and bonuses related to sales. Other expenses increased due to increased foreclosure expenses and business development costs.

For the second quarter 1997, operating expenses increased $150,000 compared to the same period last year for the same reasons mentioned above.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes as of the end of the first six months of 1997 increased from $483,000 in 1996 to $570,000. This increase is attributed to increased income from regular business operations. For the same period in 1997 the Company's total effective tax rate was 41.8% compared to 41.9% in 1996.

For the second quarter of 1997, the provision for income taxes increased $61,000 compared to the second quarter of 1996. The effective tax rate for this period was 41.7% versus 40.6% for the same period last year.


NET INCOME

Net income for the first half of 1997 increased from $669,000 for the same period in 1996 to $795,000, or a increase of 18.8%. Second quarter net income increased $71,000 or 20.7% over the same period last year.

PART II  -  OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS
          No material developments from that which was reported in the Form 10-K dated March 31, 1997 for the year ended December 31, 1996.


ITEM 2 - CHANGES IN SECURITIES
          None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Annual Meeting of shareholders minutes are attached
          (Exhibit #1) The annual meeting was held April 24,
           1997.

ITEM 5 - OTHER INFORMATION
          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         (a)   Exhibits

          11   Statement re: computation of per share
               earnings

          27   Financial Data Schedule

          (b)  Reports on Form 8-K

           One Form 8-K was filed by the registrant during the first quarter of 1997, reporting that the Company had dismissed Arthur Andersen L.L.P. as its independent accountants. On May 8, 1997, the Company filed a Form 8-K indicating that it retained Coopers and Lybrand L.L.P. as its independent public accountants for the fiscal year ending December 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SUMMIT BANCSHARES, INC.
                                            REGISTRANT



DATE:                             BY:
     --------------------            ---------------------------
                                        SHIRLEY W. NELSON
                                        CHAIRMAN AND CEO
                                        (PRINCIPAL EXECUTIVE OFFICER)


DATE:                             BY:
     --------------------            ---------------------------
                                        KIKUO NAKAHARA
                                        CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL OFFICER)


 The remainder of this page is intentionally left blank

                    WEIGHTED AVERAGE SHARES
                SIX MONTHS ENDED JUNE 30, 1997


                                                                            PRIMARY     FULLY

  A. COMMON STOCK                                            ANNUAL          428,816    428,816
                                                            (1ST QTR)        428,816    428,816
                                               NO OF
                                               DAYS
          433,209        12-31-96(BAL FWD)  ----------
          433,209              TO 1-06-97            6       2,599,254
          432,109              TO 1-14-97            8       3,456,872
          429,224              TO 4-14-97           89      38,200,936
          427,675              TO 6-30-97           78      33,358,650




                                           -----------     -----------
                                                   181      77,615,712


     AVERAGE SHARES OUTSTANDING
       FOR THE PERIOD                                          428,816

                  OPTIONS-FULLY
                  ------------------
     USE HIGHER OF YEAR END PRICE OR AVERAGE PRICE
     YEAR END PRICE                             33.125
     AVERAGE PRICE                              34.250

     USE YEAR END PRICE OF                                      34.250        34,204
                                                          ------------

            NO OF                YEAR END       OPTION           NO OF
           SHARES                   PRICE        PRICE          SHARES
     ------------    --------------------  -----------    -------------
MZ          1,000                  34.250        10.00             708
SN         10,000                  34.250        10.00           7,080
MZ          2,900                  34.250        13.50           1,757
SN         15,689                  34.250        10.00          11,108
SN          8,333                  34.250        12.00           5,413
TW            400                  34.250        12.25             257
SN            978                  34.250        13.25             600
DD          2,500                  34.250        13.00           1,551
MZ          1,045                  34.250        13.00             648
AC            400                  34.250        13.00             248
TW          1,500                  34.250        13.00             931
SN          4,000                  34.250        17.75           1,927
MZ          2,000                  34.250        17.75             964
DD          1,000                  34.250        17.75             482
TW          1,000                  34.250        17.75             482
AC            100                  34.250        17.75              48

                   OPTIONS-PRIMARY
                   ---------------------
                   AVERAGE PRICE FOR THE YEAR                   34.250                   34,204
                                                              --------

            NO OF              YEAR END       OPTION           NO OF
           SHARES                 PRICE        PRICE          SHARES
     ------------    --------------------  -----------    -------------
MZ          1,000                  34.250        10.00             708
SN         10,000                  34.250        10.00           7,080
SN         15,689                  34.250        10.00          11,108
SN          8,333                  34.250        12.00           5,413
MZ          2,900                  34.250        13.50           1,757
TW            400                  34.250        12.25             257
SN            978                  34.250        13.25             600
DD          2,500                  34.250        13.00           1,551
MZ          1,045                  34.250        13.00             648
AC            400                  34.250        13.00             248
TW          1,500                  34.250        13.00             931
SN          4,000                  34.250        17.75           1,927
MZ          2,000                  34.250        17.75             964
DD          1,000                  34.250        17.75             482
TW          1,000                  34.250        17.75             482
AC            100                  34.250        17.75              48

     TOTAL SHARES 1ST QUARTER                                                463,020    463,020

     TOTAL SHARES YEAR-END                                                   463,020    463,020

     NET INCOME 2ND QUARTER                                                 $413,295   $413,295

     NET INCOME YEAR TO DATE, 1997                                          $794,808   $794,808

     EARNINGS PER SHARE 1ST QUARTER                                           $0.893     $0.893

     EARNINGS PER SHARE, YTD                                                  $1.717     $1.717