Form 10-Q
period 1997-09-30
SUMMIT BANCSHARES INC/CA
filed 1997-11-14
CIK 353203

             SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D. C.   20549

                         FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

              THE SECURITIES EXCHANGE ACT OF 1934


        FOR QUARTER ENDED:               SEPTEMBER 30, 1997

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

                 YES_____X____    NO__________

The number of shares outstanding of the registrant's common stock was

          435,565 shares of no par value common stock

                issued as of September 30, 1997

PART I - FINANCIAL INFORMATION


ITEM 1                                                               PAGE
                                                                     ----
SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS

           Consolidated Balance Sheets ............................   3

           Consolidated Statements of Income ......................   4

           Consolidated Statement of Cash Flows ...................   5

           Notes to Financial Statements...........................   6-7

           Interest Rate Risk Reporting Schedule...................   8


ITEM 2

           Management's Discussion and Analysis of Financial

           Condition and Results of Operations ....................   9-17



                   PART II - OTHER INFORMATION

  ITEMS 1-6 .......................................................   18-19

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
FINANCIAL POSITION SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                        (UNAUDITED)

ASSETS                                                       9-30-1997         12-31-1996
-------------------------------------------------------------------------------------------
Cash and due from banks                                    $  9,901,993        $  7,188,515
Federal funds sold                                            6,340,000          11,980,000
                                                           ---------------     ------------
Cash and cash equivalents                                    16,241,993          19,168,515
Time deposits with other financial institutions               6,339,000           9,607,000
Investment securities (fair value of $12,080,090 at
    September 30, 1997 and $8,830,810 at
    December 31, 1996 ) held to maturity                     12,045,223           8,759,850
Loans, net of allowance for loan losses of
   $1,194,216 at September 30, 1997 and
   $1,070,318 at December 31, 1996                           61,563,606          51,408,038
Other real estate owned                                       1,222,080           1,291,459
Premises and equipment, net                                     893,007             896,856
Interest receivable and other assets                          1,975,770           1,814,083
                                                           ---------------     ------------
Total Assets                                               $100,280,679        $ 92,945,801
                                                           ---------------     ------------
                                                           ---------------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------
Deposits:
Demand                                                     $ 28,364,862        $ 27,833,067
Interest-bearing transaction accounts                        33,685,033          28,663,828
Savings                                                       2,894,462           2,665,539
Time certificates $100,000 and over                          15,892,320          15,324,980
Other time certificates                                       5,920,682           6,022,170
                                                           ---------------     ------------
Total Deposits                                               86,757,359          80,509,584
Interest payable and other liabilities                          802,493             497,074
                                                           ---------------     ------------
Total Liabilities                                            87,559,852          81,006,658

Shareholders' Equity
Preferred Stock, no par value:
   2,000,000 shares authorized, no shares outstanding                 0                   0
Common Stock, no par value:
   3,000,000 shares authorized;
   435,565 shares outstanding at September 30, 1997
   and 433,209 shares outstanding at December 31, 1996        3,699,146           3,830,343
Retained Earnings                                             9,021,681           8,108,800
                                                           ---------------     ------------
Total Shareholders' Equity                                   12,720,827          11,939,143

Total Liabilities and Shareholders' Equity                 $100,280,679         $92,945,801
                                                           ---------------     ------------
                                                           ---------------     ------------

See accompanying notes to consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                            THREE MONTHS            THREE MONTHS         NINE MONTHS       NINE MONTHS
                                            ENDED 9-30-97           ENDED 9-30-96        ENDED 9-30-97     ENDED 9-30-96
                                            --------------          --------------       -------------     -------------
INTEREST INCOME:
Interest and fees on loans                  $1,734,955              $1,368,528           $4,862,668        $4,081,184
Interest on time deposits with other
  financial institutions                       109,901                 127,726              361,721           427,059
Interest on U.S. government
  treasury securities                          164,809                 150,017              476,864           371,134
Interest on federal funds sold                 123,935                 183,117              403,649           433,235
                                            --------------          --------------       -------------     -------------
Total interest income                        2,133,600               1,829,388            6,104,902         5,312,612

INTEREST EXPENSE:
Interest on deposits                           490,047                 432,078            1,412,622         1,285,795
Total interest expense                         490,047                 432,078            1,412,622         1,285,795
                                            --------------          --------------       -------------     -------------
Net interest income                          1,643,553               1,397,310            4,692,280         4,026,817
Provision for loan losses                       65,000                  50,000              165,000           165,000
                                            --------------          --------------       -------------     -------------
Net interest income after
  provision for loan losses                  1,578,553               1,347,310            4,527,280         3,861,817

NON-INTEREST INCOME:
Service charges on deposit accounts             78,432                  80,881              223,058           241,673
Other customer fees and charges                 61,889                  58,678              161,367           161,311
                                            --------------          --------------       -------------     -------------
Total non-interest income                      140,321                 139,559              384,425           402,984

NON-INTEREST EXPENSE:
Salaries and employee benefits                 541,675                 497,835            1,549,253         1,416,317
Occupancy expense                               95,497                  92,057              278,115           274,572
Equipment expense                               36,239                   24,491             107,389            63,458
Other                                          276,504                  266,632             843,132           752,156
                                            --------------          --------------       -------------     -------------
Total non-interest expense                     949,915                  881,015           2,777,889         2,506,503
Income before income taxes                     768,959                  605,854           2,133,816         1,758,298
Provision for income taxes                     330,128                  257,724             900,177           740,747
                                            --------------          --------------       -------------     -------------
Net Income                                  $  438,831               $  348,130          $1,233,639        $1,017,551
                                            --------------          --------------       -------------     -------------
                                            --------------          --------------       -------------     -------------
PRIMARY EARNINGS:
Weighted average shares outstanding            456,768                  464,313             457,477           456,780
                                            --------------          --------------       -------------     -------------
PRIMARY EARNINGS PER SHARE                       $0.96                    $0.75               $2.70             $2.23
                                            --------------          --------------       -------------     -------------
                                            --------------          --------------       -------------     -------------

See accompanying notes to consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER  30, 1997 AND  1996
                         (UNAUDITED)

                                                            NINE MONTHS       NINE MONTHS
                                                           ENDED 9-30-97     ENDED 9-30-96
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                        $  5,511,818        $  5,103,346
Fees received                                                 800,017              744,102
Interest paid                                              (1,395,529)          (1,469,030)
Cash paid to suppliers and employees                       (2,464,407)          (2,199,614)
Income taxes paid                                            (850,000)            (687,000)
                                                         -------------       --------------
Net cash provided by operating activities                   1,601,899            1,491,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in time deposits with
  other financial institutions                              3,268,000            1,394,000
Maturity of investment securities                           3,011,047            3,540,012
Purchase of investment securities                          (6,296,420)          (7,227,004)
Net increase  in loans to customers                       (10,436,646)            (319,983)
Recoveries on loans previously charged-off                      2,250                2,750
Increase in premises and equipment                           (143,920)             (97,605)
                                                         -------------       --------------
Net cash used in investing activities                     (10,595,689)          (2,707,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in demand, interest
  bearing transaction, and savings deposits                 5,781,923            1,796,800
Net increase  in time deposits                                465,852            1,836,674
Decrease in other assets                                      361,447              109,026
Exercise of stock options                                           0                    0
Repurchase of common stock                                   (221,198)             (36,438)
Dividends paid                                               (320,756)            (319,432)
                                                         -------------       --------------
Net cash provided by  financing activities                  6,067,268            3,386,630
                                                         -------------       --------------
Net increase (decrease) in cash and cash equivalents       (2,926,522)           2,170,604
Cash and cash equivalents at the
  beginning of the year                                    19,168,515           16,427,803
                                                         -------------       --------------
Cash and cash equivalents at the end of the year         $ 16,241,993         $ 18,598,407
                                                         -------------       --------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income                                               $  1,233,639         $  1,017,551
Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and amortization                                 145,025              103,285
Provision for loan losses and OREO losses                     165,000              165,000
(Increase) decrease in interest receivable                   (150,183)               5,701
Decrease in unearned loan fees                                (27,309)             (16,747)
Increase (decrease) in accrued interest payable                17,093              (40,337)
(Increase) decrease in prepaid expenses                       (20,678)              53,531
Increase  in accounts payable                                 189,136              150,073
Increase  in income taxes payable                              50,176               53,747
                                                         -------------       --------------
Total adjustments                                             368,260              474,253
                                                         -------------       --------------
Net cash provided by operating activities                $  1,601,899         $  1,491,804
                                                         -------------       --------------

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997 and the results of operations for the nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1996 Annual Report to Shareholders, which is incorporated by reference in the Company's 1996 annual report on Form 10-K. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

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

SFAS 128 replaces current earnings per share reporting requirements and requires a dual presentation of basic and diluted earnings per share. Earnings per share excludes dilution and is computed by dividing net income by the weighted average common shares outstanding of 457,477 and 456,780 during the nine months ended September 30, 1997 and 1996, respectively. Diluted earnings per share reflects the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Bank's Stock Option Plans. Diluted earnings per share under SFAS 128 would not have been significantly different than primary earnings per share currently reported for the periods.

In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components; and No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Bank's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective in 1998, with earlier application permitted.

INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

     The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended September 30, 1997. The table presents each major category of interest-earning assets and interest bearing-liabilities.

                                                    INTEREST RATE RISK REPORTING SCHEDULE

REPORTING INSTITUTION:  SUMMIT BANK                                                                   REPORTING DATE: 9-30-97

                                             REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT
                                   ($000.00)                   Less Than       Greater Than  Greater Than   Greater Than
                                    OMITTED         UP TO        3MOS             1YR           3YRS           5YRS
                                       TOTAL         3MOS     Greater Than      Less Than      Less Than     Less Than      OVER
                                                                  1YR             3YRS           5YRS          10YRS      10 YEARS
                                   ---------      -------       --------        ---------      ---------     ----------   --------
I.    EARNING ASSETS

 A.   INVESTMENTS:
      -----------
 1.   U. S. TREASURIES               $ 6,745      $ 1,249        $ 2,999        $ 2,497        $     0       $     0      $     0
 2.   U. S. AGENCIES                   5,300        2,000          1,500          1,800              0             0            0
 3.   FED FUNDS SOLD                   6,340        6,340              0              0              0             0            0
 4.   PURCHASED CDS                    6,339        2,676          3,168            495              0             0            0
                                     -------      -------        -------        -------        -------       --------     -------
      TOTAL INVESTMENTS              $24,724      $12,265        $ 7,667        $ 4,792        $     0       $     0      $     0

 B.   LOANS
      -----
 1.   COMMERCIAL                     $60,331      $57,295        $ 1,428        $   590        $   311       $    707     $     0
 2.   REAL ESTATE                          0            0              0              0              0              0           0
 3.   INSTALLMENT                         15           15              0              0              0              0           0
                                     -------      -------        -------        -------        -------       --------     -------
      TOTAL LOANS                    $60,346      $57,310        $ 1,428        $   590        $   311       $    707     $     0

 C.   TOTAL EARNING ASSETS           $85,070      $69,575        $ 9,095        $ 5,382        $   311       $    707     $     0

II.   COST OF FUNDS (DEPOSITS)
      ------------------------
 A.   CERTIFICATE OF DEPOSITS        $21,813      $12,751        $ 8,726        $   310        $    20       $      6     $     0
 B.   MONEY MARKET ACCOUNTS           28,732            0         14,366         14,366              0              0           0
 C.   TRANSACTION ACCOUNTS             5,691            0              0          2,845          1,423          1,423           0
 D.   SAVINGS ACCOUNTS                 2,328            0              0          1,164            582            582           0
                                     -------      -------        -------        -------        -------       --------     -------
      TOTAL COST OF FUNDS            $58,564      $12,751        $23,092        $18,685        $ 2,025       $  2,011     $     0

III.  INTEREST SENSITIVE ASSETS      $85,070      $69,575        $ 9,095        $ 5,382        $   311       $    707     $     0

IV.   INTEREST SENSITIVE LIABILITIES $58,564      $12,751        $23,092        $18,685        $ 2,025       $  2,011     $     0
                                     -------      -------        -------        -------        -------       --------     -------
V.    GAP                            $26,506      $56,824       ($13,997)      ($13,303)       ($1,714)       ($1,304)    $     0

VI.   CUMULATIVE GAP                 $26,506      $56,824        $42,827        $29,524        $27,810       $ 26,506     $26,506

VII.  GAP RATIO                         1.45         5.46           0.39           0.29           0.15           0.35
VIII. CUMULATIVE RATIO                  1.45         5.46           2.16           1.54           1.49           1.45        1.45

IX.   GAP AS A % OF TOTAL ASSETS       27.23        58.39         (14.38)        (13.67)         (1.76)         (1.34)

X.    CUMULATIVE GAP AS A % OF
        TOTAL ASSETS                   27.23        58.39          44.00          30.34          28.57          27.23       27.23

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

The registrant, Summit Bancshares,Inc. (the "Company") is a bank holding company whose only operating subsidiary is Summit Bank (the "Bank"). The following discussion primarily concerns the financial condition and results of operations of the Company on a consolidated basis including the subsidiary Bank. All adjustments made in the compilation of this information are of a normal recurring nature.

FINANCIAL CONDITION

LIQUIDITY MANAGEMENT

The consolidated loan-to-deposit ratio at September 30, 1997 was 72.3% which was an increase from 64.3% for the same period in 1996. Total outstanding loans as of September 30, 1997 increased $12,033,000 compared to the same period a year ago while total deposits increased $7,874,000 versus the same time last year. The increases in loans and deposits are mainly due to Bank's effort in marketing its products. The average loan-to-deposit ratio for the third quarter of 1997 was 71.5%, up from 62.5% for the same period last year.
 This increase was caused by an increase in average total deposits of $5,487,000 or 7.0% while average total loans increased $10,965,000 or 22.5%. Management continues to seek growth and acquisition of quality credits.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, investment securities and federal funds sold totaled $34,626,000 on September 30, 1997. This amount represented 39.9% of total deposits in comparison to the liquidity ratio of 48.1% as of September 30, 1996. This decrease is primarily a result of loan growth. It is management's belief that the current liquidity level is appropriate given current economic conditions and is sufficient to meet current needs.

The Company is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Company.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.

                             INVESTMENT COMPARATIVE
                                ($000.00 Omitted)

                        9-30-97      %      12-31-96      %      9-30-96     %
                        --------    ---     --------     ---     -------    ---
Fed funds sold           6,340      26%      11,980      39%     13,922     41%
Interest bearing
  deposits               6,339      26%       9,607      32%      9,608     29%
Securities              12,045      48%       8,760      29%      9,705     30%

Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on September 30, 1997 were comprised of $6,745,000 in U. S. Gov't notes and $5,300,000 in U.S. Gov't agencies.

CHANGES IN FINANCIAL POSITION

As of September 30, 1997, total deposits increased $6,248,000 from December 31, 1996 while at the same time total loans outstanding increased $10,279,000. Total deposits as of September 30, 1997 were $86,757,000, an increase of 10.0% from $78,884,000 as of September 30, 1996. Total loans as of September 30, 1997 were $62,758,000, an increase of 26.4% from $49,635,000 as of September 30, 1996.

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.

                     DEPOSIT COMPARATIVE
                     ($000.00 Omitted)

                        9-30-97      %      12-31-96      %      9-30-96     %
                        --------    ---     --------     ---     -------    ---
Demand                  $28,365     33%     $27,833      34%     $23,686    30%
Savings                   2,894      3%       2,666       3%       2,951     4%
Interest bearing
 trans. deposits         33,685     39%      28,664      36%      31,492    40%
Other time               21,813     25%      21,347      27%      20,755    26%

The following table sets forth the amount of loans outstanding by each category and the percent of total loans outstanding at the dates specified.


                       LOAN COMPARATIVE
                       ($000.00 Omitted)

                        9-30-97      %      12-31-96      %      9-30-96     %
Commercial              $43,521     69%     $35,788      68%     $33,194    65%
Real estate-const        10,017     16%       7,508      14%       6,987    14%
Real estate-other         3,540      6%       3,063       6%       4,779     9%
Installment/other         5,680      9%       6,119      12%       5,765    12%


NON-PERFORMING ASSETS

The following table provides information with respect to the subsidiary Bank's past due loans and components for non-performing assets at the dates indicated.

                                  NON-PERFORMING ASSETS
                                  ---------------------
                                     (000.00 Omitted)

                                9-30-97  12-31-96  9-30-96
Loans 90 days or more past
 due & still accruing            $  404    $    0   $   18
Non-accrual loans                   157         0        0
Other real estate owned           1,222     1,291    1,283
                                 ------    ------   ------
   Total non-performing assets   $1,783    $1,291   $1,301
                                 ======    ======    =====
Non-performing assets to
  period end loans plus
  other real estate owned          2.84%     2.46%    2.50%

Allowance to non-performing
  loans                             213%        0%    6056%

Allowance to non-performing
  assets                             67%       83%      84%

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

The increase in non-performing assets from September 30, 1996 to September 30, 1997 is due primarily to an increase in loans 90 days past due and non-accrual loans of $543,000 and a decrease of $61,000 in OREO. Of the $404,000 total loans 90 days or more past due and still accruing in 1997, $200,000 was paid after the end of the quarter. Of the $157,000 total non-accrual loans, $80,000 is guaranteed by Small Business Administration.

The total OREO amount, $1,222,000, is related to two properties. One of the properties is vacant land in the Oakland Hills and the second property is two continguous parcels in the Danville/Diablo Mountain area of Alameda County. The Bank is actively marketing these two parcels.

CAPITAL POSITION

As of September 30, 1997, Shareholders' Equity was $12,721,000. This represents an increase of $937,000, or 8.0% over the same period last year. Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $2,500,000 of its stock. As of September 30, 1997, the Company has repurchased a total of 158,762 shares of the Company stock constituting 29.5% of the Company's original stock prior to the repurchase program, at a total cost of $2,307,168, or an average price per share of $14.53. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders. The program has not affected the Company's liquidity or capital position or its ability to operate as the Company's capital growth has exceeded its asset growth. In addition, the Company's subsidiary Bank remains more than well-capitalized under current regulations.

The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same as of September 30, 1997:

                                           Minimum
                   Capital Ratio    Regulatory Requirement

Tier 1 Capital        14.68%                4.00%
Total Capital         15.89%                8.00%
Leverage Ratio        10.26%                3.00%

The Company is not aware of any current recommendations by the regulatory authorities which if they were implemented would have a material effect on the Company.

RESULTS OF OPERATIONS


NET INTEREST INCOME

Total interest income including loan fees increased from $5,313,000 for the first nine months of 1996 to $6,105,000 for the same period in 1997. The prime lending rate increased 25 basis points for the current period compared to the same period last year and a factor in the increased interest income on loans. Another reason for the increase in interest income on loans was due to an $8,561,000 increase in average loans compared to the same period a year ago. Loan fees showed an increase of $85,036 over the same period last year.
 The yield on loans and fees increased 30 basis points over the same period last year. The increase in interest income from investments was due to an increased yield of 18 basis points compared to the same period in 1996 reflective of market conditions. Average total investments was $695,000 lower compared to the same period last year due to loan growth.

Interest expense increased from $1,286,000 at the end of the first nine months of 1996 to $1,413,000 in 1997. This increase was due to an increase in average interest-bearing deposit accounts of $4,114,000 during the first nine months of 1997 versus the same period last year. The average cost of funds for the period ending September 30, 1997 was 11 basis points more than the same period last year. As a result of these factors, net interest margin for the first nine months of 1997 was 7.31% compared to 6.82% for the same period last year.

For the third quarter, total interest income including loan fees increased from $1,829,000 in 1996 to $2,134,000 for the same period in 1997. This increase is due to an increase in yield and an increase in loan volume. Average loan volume for the third quarter of 1997 showed an increase of $11,079,000 from the same period last year. Yield on loans for the third quarter of 1997 was 11.06% compared to 10.83% for the same period last year. For the third quarter of 1997, total interest income on investments decreased $62,200. This decrease was attributable to an average investment volume decrease of $5,819,000 and an interest yield increase from 5.49% in the third quarter of 1996 to 5.74% for the same period in 1997.

For the third quarter of 1997, interest expense increased $57,700 compared to the same period in 1996. Average outstanding interest bearing deposits increased from $55,524,000 in the third quarter of 1996 to $58,131,000 in the third quarter of 1997. Average cost of funds for the same period was 3.37% in 1997 compared to 3.11% in 1996. As a result of these factors, net interest income for the third quarter of 1997 increased $246,000, or 1.76%, compared to the same period in 1996.


OTHER OPERATING INCOME

Service charges on deposit accounts as of the end of the first nine months of 1997 decreased to $223,000 versus $242,000 for the same period in 1996. The decrease was due to lower fees collected in service charges related to analysis of service charges on commercial accounts. Other charges and fees remained the same.

Service charges on deposit accounts for the third quarter of 1997 decreased $2,500 compared to the same period last year due to decreased collection of fees associated with analysis of service charges to commercial accounts. Other customer fees and charges increased $3,200 for the present quarter associated with increased fees from merchant activities.


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

The following table summarizes the activity in the Bank's allowance for credit losses for the nine months ended September 30, 1997 and 1996.

                                        NINE MONTHS  ENDED
                                        ------------------
                                          (000.00 Omitted)
                                          9-30-97  9-30-96

Balance, beginning of the period           $1,070   $1,025
Provision for loan losses                     165      165
Recoveries                                      2        2
Loans charged-off                             (43)    (102)
                                           ------   ------
Balance, end of the period                 $1,194   $1,090


The balance in the allowance for loan losses at September 30, 1997 was 1.90% of total loans compared to 2.15% of total loans at September 30, 1996.


OTHER OPERATING EXPENSES

Total other operating expenses increased $271,000 as of the end of the first nine months of 1997 compared to the same period last year. This increase was primarily due to an increase in salaries and employee expense. The Bank's commitment to grow increased the number of employees from 39 to 40 primarily in the sales area. The increase was also attributed to increase in regular raises in pay, increased cost of benefits and bonuses related to sales. Other expenses increased due to increased foreclosure expenses and business development costs.

For the third quarter 1997, operating expenses increased $68,900 compared to the same period last year for the same reasons mentioned above.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes as of the end of the first nine months of 1997 increased from $741,000 in 1996 to $900,000. This increase is attributable to increased income from regular business operations. For the same period in 1997 the Company's total effective tax rate was 41.8% compared to 41.9% in 1996.

For the third quarter of 1997, the provision for income taxes increased $72,400 compared to the third quarter of 1996. The effective tax rate for this period was 42.9% versus 42.5% for the same period last year.


NET INCOME

Net income for the first nine months of 1997 increased from $1,018,000 for the same period in 1996 to $1,234,000, or a increase of 21.2%. Third quarter net income increased $90,700 or 26.1% over the same period last year.

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

          27   Financial Data Schedule

          (b)  Reports on Form 8-K
               None

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