Form 10-K405
period 1997-12-31
SUMMIT BANCSHARES INC/CA
filed 1998-03-31
CIK 353203

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             Form 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED                         COMMISSION FILE NUMBER
 DECEMBER 31, 1997                                 0-11108

                      SUMMIT BANCSHARES, INC.
       (Exact name of registrant as specified in its charter)

        CALIFORNIA                        94-2767067
 (State of Incorporation)     (I.R.S. Employer Identification No.)

            2969 BROADWAY, OAKLAND, CALIFORNIA 94611
     (Address of principal executive offices and zip code)

                          (510) 839-8800
           (Registrant's area code and telephone number)

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

          Yes __X__                             No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                          / X /

State the aggregate market value of the common stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average of bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:

                        $15,835,662.00 (1)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                       437,455 shares no par common stock
                        issued as of February 27, 1998

                Documents Incorporated By Reference

---------------
1

   For purposes of this calculation only, shares are deemed to have market value of $54.00, the average of bid and asked prices on February 27, 1998, and each of the executive officers, directors and persons holding 5% or more of the outstanding common stock is deemed to be an affiliate.

       Portions of Registrant's Annual Report to Shareholders
            for the Fiscal Year Ended December 31, 1997
                  are Incorporated by Reference into
                   Part II of This Form 10-K Report

       Portions of Registrant's Proxy Notice and Statement
          of Annual Meeting of Shareholders to be Held on
                 April 22, 1998 are Incorporated by
               Reference into Part III, Items 10, 11,
                12, and 13 of this Form 10-K Report


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

    On March 1, 1985, the Bank opened a banking facility at 112 La Casa Via, Walnut Creek, California 94596, which moved into new quarters located at 1700
N. Main, Walnut Creek, California 94598 in September, 1990. The telephone number is (510) 935-9220. In addition, a full service branch began operation in December, 1985, in the Watergate III Tower at 2000 Powell Street, Emeryville, California 94608. The telephone number is (510) 428-1868. Also, on January 28, 1998, the Bank opened a new full service branch at 5820 Stoneridge Mall Road, Suite 100, Pleasanton, California 94588.

    Summit Bancshares, Inc. owns all of the capital stock of Summit Bank (the "Bank"), its subsidiary bank, and its activities during 1997 were limited to acting as the Bank's holding company.

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

    The banking offices in Walnut Creek and Pleasanton offer virtually the same services listed above with the exception of safe deposit boxes. The Emeryville Office offers all the same services as the Oakland Office.

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

SERVICE AREA

    The primary geographic market served by the Bank is consider to be Alameda County in its entirety and Contra Costa County except several cities and sparsely populated areas in the northern and easternmost sections. Pinole is partly excluded. Hercules, Rodeo, Crockett and Port Costa are excluded. West Pittsburg and cities east of it are excluded. The sparseley populated areas east of Mt. Diablo are excluded. These areas include a substantial number of commercial businesses, a large health services complex and substantial residential population. In Alameda County, the health services complex includes three major hospitals, approximately 432 physicians and a wide variety of health related and other professionals, and small and medium-sized businesses. Contra Costa County includes three major hospitals, approximately 410 physicians some of which are also affiliated with the hospitals in Alameda County, and other professionals and small and medium-sized businesses.

    The Walnut Creek office is about 16 miles northeast of the head office in Oakland and located in the central business district in Walnut Creek. The site is approximately 1 mile west of John Muir Hospital, which is a 343-bed hospital employing approximately 1200 people and accommodates a large staff of approximately 290 visiting physicians. The surrounding service area includes 4 convalescent hospitals, an acute psychiatric care facility, and the 204-bed Kaiser Foundation Hospital, which employs over 1000 people in downtown Walnut Creek and is staffed by approximately 89 physicians.

The Emeryville office is a further extension of the Bank's plan to expand into areas which will further utilize specialized services directed at medium-sized businesses and professionals. Located west of Interstate 880 at 2000 Powell Street, it is servicing a commercial sector and an up-scale employee population.

    The Pleasanton office is about 30 miles southeast of the head office in Oakland and located in the adjacent to the central shopping mall in the city of Pleasanton. It is approximately one mile from the Hacienda Industrial Park, the primary center for commercial and industrila growth in the area. It is also one block from a major medical office complex.

    The Bank also obtains business clients from the varioius areas within the city of Oakland, adjacent to the John Muir and Kaiser areas of Walnut Creek, in and in the industrial and commercial areas of Emeryville and Pleasanton. The Bank's customers are primarily business and professional persons working in the vicinity of each branch, officers and employees of businesses and professional firms serviced by the Bank, and residents of areas close to the Bank.

COMPETITION

    The banking business in the Oakland/East Bay metropolitan area is very competitive with respect to both loans and deposits, and is dominated by relatively few major banks which have offices operating throughout California. Among the advantages such banks have are their ability to finance wide-ranging advertising campaigns, to offer certain services (for example, trust services) which are not offered directly by the Bank, and to have substantially higher legal lending limits due to their greater capitalization. There are eleven other independent banks in Oakland, Walnut Creek, Pleasanton, and none in Emeryville.

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

REGULATION AND SUPERVISION

    THE COMPANY. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is registered as such with the Federal Reserve Board (FRB). A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the FRB and is required to obtain FRB approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank. The BHC Act further provides that the FRB shall not approve any such acquisition that would result in or further the creation of a monopoly, or the effect of which may be to substantially lessen competition, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the probable effect in meeting the convenience and needs of the community to be served.

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

    Directors of the Company, and the companies with which they are associated, have had and will continue to have banking transactions with the Bank in the ordinary course of the Bank's business. It is the firm intention of the Company that any loans and commitments to loan included in such transactions be made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectability or presenting other unfavorable features. At December 31, 1997, loans to directors totalled $.1 million or 1.3% of the Company's shareholders' equity.

    THE BANK. The Bank is a member of the FDIC which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank pays a semi-annual assessment and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.

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

    IMPACT OF ECONOMIC CONDITIONS AND MONETARY POLICIES. The earnings and growth of the Company are and will be affected by general economic conditions, both domestic and international, and by the monetary and fiscal policies of the United States Government and its agencies, particularly the FRB. One function of the FRB is to regulate the national supply of bank credit in order to mitigate recessionary and inflationary pressures. Among the instruments of monetary policy used to implement those objectives are open market transactions in United States Government securities and changes in the discount rate on member bank borrowings. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. However, the effect, if any, of such policies on the future business and earnings of the Company cannot be accurately predicted.

    ACCOUNTING CHANGES. Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock Based Compensation," is effective for transactions entered into for fiscal years beginning after December 15, 1995 and applies to awards made in fiscal years beginning after December 15, 1994. This statement defines a fair-value method of accounting for stock-based compensation. As permitted by SFAS No. 123, the Company accounts for stock options under APB Opinion No. 25, under which no compensation cost has been recognized. The company has made no awards under its stock option plans subsequent to January 1, 1995. As such, pro forma net income and earnings per share data as if compensation cost for these plans had been determined consistent with SFAS No. 123 would not differ from the reported amounts in the Company's income statement.

Statement of Financial Accounting Standards No. 128 "Accounting for Earnings Per Share" is effective for fiscal years ended after December 15, 1997 and requires restatement of prior periods earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing diluted income available to shareholders by the weighted average number of common shares and common equivalent shares outstanding which include dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Company's common stock throughout the period.

In June 1997, the Financial Accounting Standards Board (FASB) issued ("SFAS") No. 130, "Reporting Comprehensive Income." This statement established requirements for disclosure of comprehensive income and will become effective for the Company's 1998 fiscal year, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents contributions by shareholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's current reporting and disclosures.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes standards for disclosures abut operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise. SFAS 131 will become effective for the Company's 1998 fiscal year and requires that comparative information from earlier years to be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

LEGISLATION AND PROPOSED CHANGES. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Company. Certain changes of potential significance to the Company which have been enacted recently or others which are currently under consideration by Congress or various regulatory or professional agencies are discussed below.

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

    COMPETITIVE EQUALITY BANKING ACT. The Competitive Equality Banking Act of 1987 contained provisions which, among other things: (1) permanently closed the loophole which formerly allowed for the creation of "non-bank banks"; (2) limited the restrictions imposed on banks on the availability of funds deposited by check; and (3) provided explicit leasing authority for national banks. The enactment of this legislation has not had a material adverse effect on the Company's consolidated financial condition or results of operations.

    INTERSTATE BANKING. In September, 1986, California adopted an interstate banking law. The law allows California banks and bank holding companies to be acquired by banking organizations in other states on a reciprocal basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations solely within that state). The law took effect in two stages. The first stage, which became effective July 1, 1987, allowed acquisitions on a reciprocal basis within a region consisting of all 11 states (Alaska, Arizona, Colorado, Hawaii, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington) which currently permit acquisitions by California banking organizations of banks and bank holding companies in such states. The second stage, which became effective January 1, 1991, allows interstate acquisitions on a national reciprocal basis. The Company believes that this legislation will further increase competition as out-of-state financial institutions enter the California market. Most recently U.S. Bancorp purchased California Bancshares, Inc., a community-based holding company with approximately 21 independent banks in the surrounding area in which the Bank operates. U. S. Bancorp was subsequently purchased by First Bank headquartered in Minneapolis. It is anticipated that such a purchase may in fact be beneficial to the Bank as it may open opportunities to prospects that enjoy dealing with a community bank. If there is a negative effect on the Bank it might be that this merger may increase the resources available to the 21 independent banks being purchased.

    CAPITAL ADEQUACY GUIDELINES. The FRB has issued capital adequacy guidelines establishing a risk-based capital framework consisting of a definition of capital comprised of a core component (essentially shareholders' equity less goodwill) ("Tier 1 capital"), a supplementary component ("Tier 2 capital"), a system for assigning assets & off-balance sheet items to four weighted risk categories (with higher levels of capital being required for the categories being perceived as representing greater credit risk) and a schedule for achieving a minimum risk-based capital ratio of 7.25% by the end of 1990 (which at least 3.625% should be in the form of common shareholders' equity) and 8% by the end of 1992 (which at least 4% should be in the form of common shareholders' equity). An institution's risk-based capital would be determined by dividing its qualifying capital by its risk-weighted assets.

    The guidelines make regulatory capital requirements more sensitive to the differences in risk profiles among banking institutions, take off-balance sheet items into account when assessing capital adequacy and minimize disincentives to holding liquid low-risk assets. In addition, the guidelines may require some banking institutions to increase the level of their common shareholders' equity. It is not anticipated that the guidelines will have a material adverse effect on the Company's financial condition or results of operations over the short term. At the end of 1997, the guidelines provided for a minimum risk-based capital ratio of 8%, and this provision may limit the Company's ability to increase its assets or require the Company to raise additional equity to facilitate growth.

    On August 2, 1990, the FRB adopted standards for compliance by banking organizations with risk-based capital guidelines to include a minimum leverage ratio of 3% of Tier 1 capital to total average assets (the "leverage ratio") based upon the definition of Tier 1 capital for 1997. The FRB emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and a favorable composite rating under the applicable regulatory rating system. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong well-run banking organization described above, will be required to maintain minimum capital ranging from 100 to 200 basis points in excess of the leverage ratio.

    The FRB leverage ratio establishes a new limit on the ability of banking organizations to increase assets and liabilities without increasing capital proportionately. In management's opinion, the leverage ratio will have no material effect on its capital needs in the foreseeable future. The Bank's leverage ratio at December 31, 1997 was 9.1% (See "Summit Bancshares, Inc. 1997 Annual Report - Footnote #8).

EMPLOYEES

   On December 31, 1997 the Bank employed 38 full time employees and 3 part time employees for a total equivalent of 40.4 full time employees. At the present time there are no salaried employees of the Company.

          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

     The following table summarizes the distribution, by amount (in thousands) and percentage of the daily average assets, liabilities, and shareholders' equity of Summit Bancshares, Inc. (consolidated) for the year ended December 31, 1997. Comparative figures for the years ended December 31, 1996 and 1995, are also provided:


                                          1997                     1996                       1995
                                 ----------------------    ----------------------    ----------------------
ASSETS                            AMOUNT     PERCENTAGE     AMOUNT     PERCENTAGE     AMOUNT     PERCENTAGE
------                           -------     ----------    -------     ----------    -------     ----------

Cash and Due
  From Banks                     $ 6,858        7.20%      $ 5,874        6.71%      $ 5,494         6.88%
Time Deposits with Other
  Financial Institutions           7,896        8.20        10,039       11.47         8,467        10.60
Investment
  Securities:
    Taxable                       10,923       11.39         8,522        9.74         8,346        10.45
    Non-taxable                        0           0             0           0           836         1.05
Federal Funds
    Sold                          10,105       10.54        11,428       13.05         6,573         8.23
Loans, Net                        56,746       59.17        47,253       53.99        45,818        57.38
Other Assets                       3,360        3.50         4,417        5.04         4,320         5.41
                                 -------      ------       -------      ------       -------       ------
  TOTAL ASSETS                   $95,888      100.00%      $87,533      100.00%      $79,854       100.00%
                                 -------      ------       -------      ------       -------       ------
                                 -------      ------       -------      ------       -------       ------

LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
  Demand                         $25,082       26.16%      $22,037       25.18%      $20,005        25.05%
  Interest bearing
    transaction accounts          32,914       34.33        29,751       33.99        28,714        35.96
  Savings                          2,345        2.44         2,287        2.61         2,701         3.38
  Time                            22,750       23.73        20,677       23.62        17,072        21.38
Other Liabilities                    768        0.80         1,130        1.29           573          .72
Shareholders' Equity              12,029       12.54        11,651       13.31        10,789        13.51
                                 -------      ------       -------      ------       -------       ------
  TOTAL LIABILITIES &
    SHAREHOLDERS' EQUITY         $95,888      100.00%      $87,533      100.00%      $79,854       100.00%
                                 -------      ------       -------      ------       -------       ------
                                 -------      ------       -------      ------       -------       ------


     The following is an analysis of Net Interest Income for 1997. Comparative figures for 1996 and 1995 are also presented on the following pages. Non-accrual loans are included in the average balances. Balances are expressed in thousands of dollars.


                                           FOR THE YEAR ENDED DECEMBER 31, 1997
                                           ------------------------------------
                                                         INTEREST       RATES
                                            AVERAGE       INCOME/      EARNED/
                                            BALANCE      EXPENSE        PAID
                                            -------      -------      --------
ASSETS
Time Deposits with Other
  Financial Institutions                    $ 7,896       $  450          5.70%
Investment Securities (footnote #1)          10,923          665          6.09
Federal Funds Sold                           10,105          556          5.50
Loans (Interest and Fees)                    56,746        6,726*        11.85
                                            -------       ------         -----
    Total Earning Assets                    $85,670       $8,397          9.80%
                                                          ------         -----
                                                          ------         -----
Cash and Due from Banks                       6,858
Premises and Equipment                          826
Other Assets                                  2,534
                                            -------
TOTAL ASSETS                                $95,888
                                            -------
                                            -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Demand                                    $25,082       $ --              --%
  Savings                                     2,345           45          1.92
  Interest-bearing Transaction               32,914          637          1.93
  Time                                       22,750        1,258          5.53
                                            -------       ------
  Total Deposits                            $83,091       $1,940          2.33%
                                                          ------         -----
                                                          ------         -----
Other Liabilities                               768
Shareholders' Equity                         12,029
                                            -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                      $95,888
                                            -------
                                            -------
AS A PERCENTAGE OF AVERAGE
  TOTAL EARNING ASSETS:
  Interest and Fee Income                                 $8,397
  Interest Expense                                         1,940
                                                          ------
  NET INTEREST INCOME AND MARGIN                          $6,457          7.47%
                                                          ------         -----
                                                          ------         -----

* Includes loan fees of $594,000

1.)  Investment income rate is not calculated on a tax equivalent basis.


                                           FOR THE YEAR ENDED DECEMBER 31, 1996
                                           ------------------------------------
                                                         INTEREST       RATES
                                            AVERAGE       INCOME/      EARNED/
                                            BALANCE      EXPENSE        PAID
                                            -------      -------      --------
ASSETS
Time Deposits with Other
  Financial Institutions                    $10,039       $  564          5.62%
Investment Securities (footnote #1)           8,522          511          6.00
Federal Funds Sold                           11,428          602          5.27
Loans (Interest and Fees)                    47,253        5,699*        12.07
                                            -------       ------
    Total Earning Assets                    $77,242       $7,376          9.55%
                                                          ------         -----
                                                          ------         -----
Cash and Due from Banks                       5,874
Premises and Equipment                          872
Other Assets                                  3,545
                                            -------
TOTAL ASSETS                                $87,533
                                            -------
                                            -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Demand                                    $22,037       $   --            --%
  Savings                                     2,287           43          1.88
  Interest-bearing Transaction               29,751          628          2.11
  Time                                       20,677        1,267          6.13
                                            -------       ------
  Total Deposits                            $74,752       $1,938          2.59%
                                                          ------         -----
                                                          ------         -----
Other Liabilities                             1,130
Shareholders' Equity                         11,651
                                            -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                      $87,533
                                            -------
                                            -------
AS A PERCENTAGE OF AVERAGE
  TOTAL EARNING ASSETS:
  Interest and Fee Income                                 $7,376
  Interest Expense                                         1,938
                                                          ------
  NET INTEREST INCOME AND MARGIN                          $5,438          6.96%
                                                          ------         -----
                                                          ------         -----


* Includes loan fees of $457,000

1.)  Investment income rate is not calculated on a tax equivalent basis.


                                           FOR THE YEAR ENDED DECEMBER 31, 1995
                                           ------------------------------------
                                                         INTEREST       RATES
                                            AVERAGE       INCOME/      EARNED/
                                            BALANCE      EXPENSE        PAID
                                            -------      -------      --------
ASSETS
Time Deposits with Other
  Financial Institutions                    $ 8,467       $  493          5.82%
Investment Securities (footnote #1)           9,182          559          6.09
Federal Funds Sold                            6,573          374          5.69
Loans (Interest and Fees)                    45,818        5,574*        12.07
                                            -------       ------
    Total Earning Assets                    $70,040       $7,000          9.99%
                                                          ------         -----
                                                          ------         -----
Cash and Due from Banks                       5,494
Premises and Equipment                          827
Other Assets                                  3,493
                                            -------
TOTAL ASSETS                                $79,854
                                            -------
                                            -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Demand                                    $20,005       $   --            --%
  Savings                                     2,701           53          1.96
  Interest-bearing Transaction               28,714          620          2.16
  Time                                       17,072          863          5.06
                                            -------       ------
  Total Deposits                            $68,492       $1,536          2.24%
                                                          ------         -----
                                                          ------         -----
Other Liabilities                               573
Shareholders' Equity                         10,789
                                            -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                      $79,854
                                            -------
                                            -------
AS A PERCENTAGE OF AVERAGE
  TOTAL EARNING ASSETS:
  Interest and Fee Income                                 $7,000
  Interest Expense                                         1,536
                                                          ------
  NET INTEREST INCOME AND MARGIN                          $5,464          7.75%
                                                          ------         -----
                                                          ------         -----


* Includes loan fees of $483,000

1.)  Investment income rate is not calculated on a tax equivalent basis.

    Following is an analysis of changes in Interest Income and Expense (in thousands of dollars) for 1997 over 1996. A similar comparison for 1996 over 1995 is on the following page. Changes not solely attributed to volume or rates have been allocated proportionately to volume and rate components.


                                            1997 OVER 1996
                                      ---------------------------
                                      VOLUME      RATE      TOTAL
                                      ------     ------     ------
INCREASE (DECREASE) IN
  INTEREST AND FEE INCOME

Time Deposits with Other
  Financial Institutions              $(122)      $   8     $(114)

Investment Securities                   144          10       154

Federal Funds Sold                      (72)         26       (46)

Loans, Net                             1133        (106)     1027
                                      ------     ------     ------
Total Increase in
  Interest and Fee Income              1083         (62)     1021
                                      ------     ------     ------
                                      ------     ------     ------
INCREASE IN
INTEREST EXPENSE

Savings Deposits                          2           0          2

Interest-bearing Transaction             64         (55)         9

Time Deposits                           126        (135)        (9)
                                      ------     ------     ------
Total Increase in
  Interest Expense                      192        (190)         2
                                      ------     ------     ------
INCREASE IN
NET INTEREST INCOME                   $ 891       $ 128      $1019
                                      ------     ------     ------
                                      ------     ------     ------


                                            1997 OVER 1996
                                      ---------------------------
                                      VOLUME      RATE      TOTAL
                                      ------     ------     ------
INCREASE (DECREASE) IN
  INTEREST AND FEE INCOME

Time Deposits with Other
  Financial Institutions              $  88        ($17)       $71

Investment Securities                   (40)         (8)       (48)

Federal Funds Sold                      257         (29)       228

Loans, Net                              172         (47)       125
                                      ------     ------     ------
Total Increase in
  Interest and Fee Income               477        (101)       376
                                      ------     ------     ------
INCREASE IN
  INTEREST EXPENSE

Savings Deposits                         (8)         (2)       (10)

Interest-bearing Transaction             22         (14)         8

Time Deposits                           202         202        404
                                      ------     ------     ------
Total Increase in
  Interest Expense                      216         186        402
                                      ------     ------     ------
INCREASE IN
  NET INTEREST INCOME                  $261       ($288)      ($26)
                                      ------     ------     ------
                                      ------     ------     ------

INVESTMENT SECURITIES

    The following table sets forth the book value as of December 31 for the securities indicated:

                            1997          1996            1995
                        -----------     ----------     ----------

U. S. Treasury
 Securities             $ 5,496,831     $7,759,850     $6,018,457

U. S. Agencies            6,999,820      1,000,000              0

    TOTAL               $12,496,651     $8,759,850     $6,018,457
                        -----------     ----------     ----------
                        -----------     ----------     ----------

The amortized cost and estimated fair values of investment in debt securities for 1997 are as follows:

                                              GROSS       GROSS        ESTIMATED
                             AMORTIZED     UNREALIZED   UNREALIZED       FAIR
                               COST           GAINS       LOSSES         VALUE
                            -----------    ----------   ----------    -----------
U.S. Treasury
  securities                $ 5,496,831       $10,599     $    0      $ 5,507,430

U.S. Agencies                 6,999,820         8,406          0        7,008,226

    TOTAL                   $12,496,651       $19,005     $    0      $12,515,656
                            -----------    ----------   ----------    -----------
                            -----------    ----------   ----------    -----------

    The amortized cost and estimated market value of debt securities at December 31, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         ESTIMATED
                                         AMORTIZED          FAIR
                                           COST            VALUE
                                        -----------      -----------
Due in one year or less                 $ 7,798,908      $ 7,817,913

Due after one year through
  five years                              4,697,743        4,697,743
                                        -----------      -----------

    TOTAL                               $12,496,651      $12,515,656
                                        -----------      -----------
                                        -----------      -----------

There were no sales of investments in debt securities during 1997.

     The following table is a summary of the relative maturities and yields of Summit Bancshares, Inc. investment securities as of December 31, 1997 and 1996. Yields on securities have been computed by dividing interest income, adjusted for amortization of premium and accretion of discount, by book values of the related securities.

                         MATURING       MATURING AFTER ONE
                     WITHIN ONE YEAR    THROUGH FIVE YEARS            TOTAL
                   ------------------   ------------------   -------------------
                     AMOUNT     YIELD     AMOUNT     YIELD      AMOUNT     YIELD
                   ----------   -----   ----------   -----   -----------   -----
                   DECEMBER 31, 1997

U. S. Treasury
  Security         $3,999,088   6.02%   $1,497,743   6.38%   $ 6,496,831   6.10%

U. S. Agencies      3,799,820   6.23     3,200,000   6.15      6,999,820   6.19
                   ----------   -----   ----------   -----   -----------   -----
       TOTAL       $7,798,908   6.09%   $4,697,743   6.22    $12,496,651   6.14%
                   ----------   -----   ----------   -----   -----------   -----
                   ----------   -----   ----------   -----   -----------   -----

                   DECEMBER 31, 1996

U. S. Treasury
  Security         $3,762,149   5.66%   $3,997,701   6.01%   $ 7,759,850   5.84%

U. S. Agencies              0      0     1,000,000   6.00      1,000,000   6.00
                   ----------   -----   ----------   -----   -----------   -----
       TOTAL        3,762,149   5.66%    4,997,701    6.01   $ 8,759,850   5.86%
                   ----------   -----   ----------   -----   -----------   -----
                   ----------   -----   ----------   -----   -----------   -----

LOAN PORTFOLIO

COMPOSITION OF LOANS

    The following table shows the composition of loans (in thousands of dollars) of Summit Bancshares, Inc. as of December 31 for each respective year designated.

                               1997         1996         1995
                              -------      -------      -------
Commercial and
  Financial                   $44,044      $35,789      $30,471
Real Estate, Including
  Construction                 12,321       10,571       14,625
Installment                     5,706        6,119        5,524
Leases                              0            0           51
                              -------      -------      -------
                               62,071       52,478       50,671

Less Unearned Lease Income          0            0           (1)
Less Reserve for
  Possible Loan Losses         (1,238)      (1,070)      (1,025)
                              -------      -------      -------
TOTAL                         $60,833      $51,408      $49,645
                              -------      -------      -------
                              -------      -------      -------

MATURITY, DISTRIBUTION AND INTEREST RATE
SENSITIVITY OF LOANS

    The following table shows the maturity distribution of loans (in thousands of dollars) as of December 31, 1997.

                                   LOANS WITH A MATURITY OF
                      --------------------------------------------------
                      ONE YEAR     ONE THROUGH     OVER FIVE
                      OR LESS      FIVE YEARS        YEARS         TOTAL
                      -------      ----------      ---------      -------
Commercial and
  Financial           $21,757        $18,819        $3,468        $44,044
Real Estate
  Construction          7,471              0             0          7,471
                      -------        -------        ------        -------
TOTAL                 $29,228        $18,819        $3,468        $51,515
                      -------        -------        ------        -------
                      -------        -------        ------        -------

    All but six loans for $1,886,525 reported above which have maturities of over one year are at floating interest rates.

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

      The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 1997, financial instruments whose contract amounts represent credit risk:

                                                          CONTRACT       AMOUNT
                                                        -----------      ------
Financial instruments whose contract
  amount represents credit risk:

  Commitments to extend credit in the future            $19,076,880

  Standby letters of credit                               1,067,554

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

      A part of the subsidiary Bank's marketing strategy is to offer quality financial services to the professional and small business communities. The Company has been especially successful in targeting health care professionals. This segment has traditionally provided high levels of deposits and low loan losses. Approximately 11.8% of the Company's loans are concentrated with health care professionals.

NON-PERFORMING LOANS AND
SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands of dollars)


                           DEC. 31, 1997      DEC. 31, 1996      DEC. 31, 1995
                           -------------      -------------      -------------
Non-accrual loans                 $  176             $    0             $   39

90 days past due but
 still accruing                      408                  0                367
                                  ------             ------             ------
Total non-accrual
 and 90 days past
  due loans                          584                  0                406

Other real estate owned            1,222              1,291              1,303
                                  ------             ------             ------
Total Non-performing
 assets                           $1,806             $1,291             $1,709
                                  ------             ------             ------
                                  ------             ------             ------

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

      The total OREO amount, $1,222,000, is related to two properties. One of the properties is vacant land in the Oakland Hills. The second property is two continguous parcels in the Danville/Diablo Mountain area of Alameda County and is currently in escrow at a purchase price of $1,300,000 and is scheduled to close by August, 1998. The remaining parcel is currently on the market for sale.

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

      An analysis of activity in the allowance for loan losses for the years ended December 31 is as follows:


                                    1997          1996          1995
                                 ----------    ----------   -----------
    Balance at beginning
     of period                   $1,070,318     1,024,922      $931,878
                                 ----------    ----------   -----------
    Provision for possible
     loan losses                    270,000       125,000       415,000
                                 ----------    ----------   -----------
    Loan charged off
      Commercial                     96,934        16,952       302,640
      Real Estate Construction            0             0         2,384
      Installment                     8,372        66,152        28,684
                                 ----------    ----------   -----------
       Total chargeoffs             105,306        83,104       333,708
                                 ----------    ----------   -----------
    Recoveries
      Commercial                          0             0         8,677
      Real Estate Construction            0             0             0
      Installment                     3,000         3,500         3,075
                                 ----------    ----------   -----------
       Total recoveries               3,000         3,500        11,752
                                 ----------    ----------   -----------
    Net chargeoffs                  102,306        79,604       321,956
                                 ----------    ----------   -----------
    Balance at end of period
                                 $1,238,012    $1,070,318    $1,024,922
                                 ----------    ----------   -----------
                                 ----------    ----------   -----------
    Ratio of net charge-
     offs to average
     loans outstanding                  .18%          .18%          .70%
                                 ----------    ----------   -----------
                                 ----------    ----------   -----------


TIME DEPOSITS IN THE AMOUNT OF $100,000 AND OVER

      The following table sets forth by time remaining to maturity, Summit Bank's issuance of time deposits in the amount of $100,000 or more (in thousands of dollars) as of December 31 of the respective year designated:


                          1997                      1996                      1995
                   ------------------        ------------------        ------------------
                   AMOUNT  PERCENTAGE        AMOUNT  PERCENTAGE        AMOUNT  PERCENTAGE
                   ------  ----------        ------  ----------        ------  ----------

3 months or less   $12,171      64.6%        $10,621      69.5%        $ 8,049      61.5%

Over 3 through
 6 months            4,230      22.5           3,499      22.7           3,546      27.1

Over 6 through
 12 months           2,227      11.8           1,205       7.8           1,403      10.7

Over 12 months         200       1.1               0         0             100        .7
                   -------     -----         -------    ------         -------     -----
TOTAL              $18,828     100.0%        $15,325     100.0%        $13,098     100.0%
                   -------     -----         -------    ------         -------     -----
                   -------     -----         -------    ------         -------     -----

RETURN ON EQUITY AND ASSETS

      The following table shows key financial ratios for the years ending December 31, 1997, 1996 and 1995


                                          1997        1996        1995
                                         -----       -----       -----
Return on average assets                  1.78%       1.61%       1.65%
Return on average shareholders'
 equity                                  14.20%      12.11%      12.19%
Dividend payout ratio                    37.88%      48.70%      48.39%
Average shareholders' equity
 as a percent of:
        Average Assets                   12.54%      13.31%      13.51%
        Average Deposits                 14.48%      15.59%      15.75%

INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

      The following table provides an interest rate sensitivity and interest rate risk analysis for the year ended 1997. The table presents each major category of interest- earning assets and interest-bearing liabilities.

                                          INTEREST RATE RISK REPORTING SCHEDULE

REPORTING INSTITUTION:  SUMMIT BANK                  REPORTING DATE:   12/31/97


                                       REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT

                                                                   GREATER         GREATER      GREATER      GREATER
                                                                    THAN             THAN        THAN         THAN
                                                                    3 MO             1 YR        3 YRS        5 YRS
                                       ($000.00)                    LESS             LESS        LESS         LESS
                                        OMITTED         UP          THAN             THAN        THAN         THAN        OVER
                                          TOTAL        3 MO         1 YR             3 YRS       5 YRS       10 YRS      10 YRS
                                       --------       -------      -------        ---------     -------     -------    -------
 I.    EARNING ASSETS

   A.  INVESTMENTS:

    1.   U. S. TREASURIES               $ 5,497       $ 1,000      $ 2,999        $  1,498      $      0      $     0    $     0
    2.   U. S. AGENCIES                   7,000         2,800        1,500           2,700             0            0          0
    3.   FED FUNDS                       12,910        12,910            0                0            0            0          0
    4.   PURCHASED CDS                    5,644         1,782        2,277           1,585             0            0          0
                                        -------       -------     --------        ---------     --------      -------    -------
            TOTAL INVESTMENTS           $31,051       $18,492     $  6,776        $  5,783      $      0      $     0    $     0

   B.  LOANS                            $60,873       $57,819     $  1,476        $    578      $    305      $   695    $     0

   C.  TOTAL EARNING ASSETS             $91,924       $76,310     $  8,252        $  6,361      $    305      $   695    $     0

 II.   COST OF FUNDS (DEPOSITS)

   A.  CERTIFICATES OF DEPOSITS         $24,093       $14,774     $  8,943        $    350      $    20       $     6    $     0
   B.  MONEY MARKET ACCOUNTS             28,947         1,608       13,468          13,870            0             0          0
   C.  TRANSACTIONS ACCOUNTS              6,312           271          811           2,140        1,538         1,552          0
   D.  SAVINGS ACCOUNTS                   2,265             0           47           1,109          552           557          0
                                        -------       -------     --------        --------      -------       -------    -------
      TOTAL COST OF FUNDS               $61,617       $16,653     $ 23,270        $ 17,469      $ 2,110       $ 2,115    $     0

 III. INTEREST SENSITIVE ASSETS         $91,924       $76,310     $  8,252        $  6,361      $   305       $   695    $     0

 IV.  INTEREST SENSITIVE LIABILITIES    $61,617       $16,653     $ 23,270        $ 17,469      $ 2,110       $ 2,115    $     0
                                        -------       -------     --------        ---------     -------       -------    -------
 V.   GAP                               $30,307       $59,657     $(15,018)       $(11,108)     $(1,805)      $(1,420)   $     0

 VI.  CUMULATIVE GAP                    $30,307       $59,657     $ 44,639        $ 33,531      $31,726       $30,307    $30,307

 VII. GAP RATIO                            1.49          4.58         0.35            0.36         0.14          0.33       1.49

 VIII.CUMULATIVE RATIO                     1.49          4589         2.12            1.58         1.53          1.49       1.49

 IX.  GAP AS % OF TOTAL ASSETS            29.45         57.98       (14.60)         (10.80)       (1.75)        (1.38)

 X.   CUMULATIVE GAP AS A % OF
          TOTAL ASSETS                    29.45         57.98        43.39           32.59        30.83         29.45      29.45


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

      The Emeryville Branch began operations in December, 1985 on the ground floor of the Watergate III Building at 2000 Powell Street. The Bank currently occupies approximately 2,200 square feet of space at this location, at a base rent of $2.00 per net rentable square foot ($4,390 per month). The term of this lease expired August 31, 1992 with two successive options to extend the lease by one three year option and one five year option. The Bank renewed the lease at a base rent of $1.95 per net rentable square foot ($4,329 per month) with two three year options effective 1-1-93 which expired December 31, 1995. The Bank subsequently renewed the lease at a base rent of $2.05 per net rentable square foot ($4,651 per month) with two three year options effective 1-1-96.

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

      The Pleasanton Branch began operations on January 28, 1998 at 5820 Stoneridge Mall Rd. The Branch occupies an office on the ground floor at this location with monthly rent of $1,669.00 commencing on December 1, 1997 for a term of one year.

ITEM 3.     LEGAL PROCEEDINGS

      From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. Currently, the Company has no outstanding suits brought against it.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Neither the Company nor the Bank submitted any matter covered by this report to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

              EXECUTIVE OFFICERS OF SUMMIT BANCSHARES, INC.

      Pursuant to General Instruction G(3), the information required by Item 401(b) and (e) of Regulation S-K concerning executive officers of the Company and the Bank is presented here rather than in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998.

      The following individuals are the executive officers of the Company as of February 27, 1998:

Name                   Age       Position               Since
Shirley W. Nelson      53        Chairman and Chief     1982
                                 Executive Officer

George H. Hollidge     54        Secretary              1981

Kikuo Nakahara         65        Chief Financial        1985
                                 Officer

                                     -28-

      The following individuals are the executive officers of the Bank as of February 27, 1998:

Name                   Age       Position               Since
Shirley W. Nelson      53        Chairman, and          1982
                                 Chief Executive
                                 Officer

C. Michael Ziemann     53        President and          1996
                                 Chief Operating
                                 Officer

Denise Dodini          45        Senior Vice            1994
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

      KIKUO NAKAHARA is Managing Director of American Express Tax and Business Services Inc. in Walnut Creek, California. Prior to this position he was a partner of Greene & Nakahara, an accounting firm in Walnut Creek since 1993, and which merged with IDS Financial Services Inc. in 1994. From 1978 to 1993 he was managing Director of Greene, Nakahara and Lew Accountancy Corporation in Oakland. He was a corporate member of Blue Shield and a speaker at continuing education courses sponsored by the California Society of Certified Public Accountants.

      GEORGE H. HOLLIDGE has been President of Hollidge Transmissions, Inc., Oakland, transmission specialists, since 1980. Prior to 1980, Mr. Hollidge was a partner in Hollidge Hydramatic, transmission specialists.

      C. MICHAEL ZIEMANN has been President and Chief Operating Officer since January 1, 1996. Prior to this position he was Chief Administrative Officer subsequent to his position as CFO and Cashier to which he was appointed in April, 1987. Prior to that he was active in the administration of the Bank and was the manager of the Bank's Walnut Creek Office since April 1985. Prior to joining the Bank, he held various positions during his 16 years with Bank of America in operations, branch management, and regional administration where he was a district administrator.

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

                                   PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS

      (a) MARKET INFORMATION. The stock of the Company is not listed on any stock exchange but is publicly traded in limited and infrequent transactions in the "over the counter" market. According to information made available to the Company by the Market Maker, Marc F. Arnett, Hoefer & Arnett, Investment Bankers, 100 Pine Street, San Francisco, CA., the range of high and low bids for such common stock for each calendar quarter since January 1994 is as follows:

                                                 Dividends
                            High       Low        Declared
1997

  First Quarter......     $33 3/4     32 3/4      $  --
  Second Quarter.....      37 1/2     33 1/8        .75
  Third Quarter......      47  --     37  --         --
  Fourth Quarter.....      56  --     43  --        .75
                                                  -----
                                                  $1.50
                                                  =====
1996

  First Quarter......     $28 1/8     26 1/4      $  --
  Second Quarter.....      29 1/2     28  --        .75
  Third Quarter......      34 1/2     29 1/2         --
  Fourth Quarter.....      32 3/4     32 1/2        .75
                                                  -----
                                                  $1.50
                                                  =====

      As of February 27, 1998, there were 437,455 shares of common stock of the Company issued.

      (b) SHAREHOLDERS. As of February 27, 1998, there were 309 shareholders of the common stock. There were no other classes of securities outstanding.

      (c) DIVIDENDS. On June 6, 1997 the Company paid a 75 cent per share cash dividend in addition to a similar 75 cent per share dividend on December 12, 1997. It is the present intention of the Company to issue semi-annual cash dividends so long as said dividends do not inhibit future development. Additionally, payment of cash dividends by the Company is dependent upon payment of dividends by the Bank to the Company. Payment of cash dividends by the Bank may under certain circumstances require approval of the California Superintendent of Banks, and as a matter of law, the Bank may only declare cash dividends from the lesser of its retained earnings or its undistributed net income from the last three years. less any dividends paid during those three years. In the event that the Bank does not have retained earnings or net income for the last three fiscal years, the Bank may declare dividends only with the prior written consent of the Superintendent.

ITEM 6.     SELECTED FINANCIAL DATA

      The following selected financial information of Summit Bancshares, Inc. for the years from the period January 1, 1993 through December 31, 1997 should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report.


                                         FINANCIAL HIGHLIGHTS
-------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31,              1997         1996          1995         1994        1993
                                         ----------    ----------    ----------    --------    --------
Net Income                               $1,708,154    $1,411,871    $1,315,507    $907,603    $846,771

Earnings Per Common Share                     $3.97         $3.32         $3.10       $2.19       $2.03

Earning Per Common Share -
  assuming dilution                           $3.72         $3.11         $2.87       $2.08       $1.99

Cash Dividends per Share, declared            $1.50         $1.50         $1.50       $0.49       $0.24


AT YEAR END
(In Thousands)

Deposits                                    $90,432       $80,510        $75,251    $67,862     $70,462

Loans (Net)                                 $60,833        51,408         49,645     46,691      50,541

Assets                                     $104,342        92,946         86,822     78,601      80,356

Shareholders' Equity                        $12,879        11,939         11,102     10,494       9,626

Non-performing Loans to Total Loans           0.96%         0.00%           .82%      1.66%       1.88%

Allowance to Non-performing Loans              212%           N/A           252%       120%         75%

Allowance to Non-performing Assets              68%          .82%            60%        26%         29%

Tier 1 Capital                               13.71%        14.41%         12.19%     13.33%      11.55%

Total Tier Capital                           14.92%        15.61%         13.29%     14.44%      12.66%

Leverage Ratio                                9.12%         9.63%          9.24%     10.40%       8.95%


ITEM 7:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      The section labeled Management's discussion of Analysis of Financial Condition and Results of Operation appearing in the Registrant's Annual Report to stockholders for the year ended December 31, 1997 are incorporated by reference herein.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated statement of financial position as of December 31, 1997 and 1996 and the consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1997, 1996, and 1995, together with the report of independent public accountant appearing in the Registrant's Annual Report to stockholders for the year ended December 31, 1997 are incorporated by reference herein.

ITEM 9.     CHANGES ON AND WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURES

      None

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by paragraphs (a), (c) (d), (f) and (g) of this item is presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on April 22, 1998 under "Election of Directors," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year. The information concerning executive officers requested by paragraphs (b) and (e) is set forth under Part I in a separate Item captioned Executive Officers of Summit Bancshares, Inc.

ITEM 11.    EXECUTIVE COMPENSATION

      The information required by this item in presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on April 22, 1998. under "Executive Compensation," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      The information required by this item is presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on April 22, 1998, under "Principal Security Holders" and "Security Ownership of Management," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 22, 1998, under "Certain Relationships and Related Transactions," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year.

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  1.  CONSOLIDATED FINANCIAL STATEMENTS.

     The following Financial Statements are included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 and are incorporated by reference herein pursuant to Item 8.

     Consolidated Statement of Financial Position - December 31, 1997 and 1996

     Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

     Statements of Changes in Shareholders' Equity (Consolidated and Parent Company Only) for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

     Notes to Consolidated Financial Statements

     Report of Independent Accountants

(b)  2.  FINANCIAL STATEMENT SCHEDULES.

              Not Applicable

     In accordance with the rules of Regulation S-X, the required schedules are not submitted because they are not applicable to or required of the Company.

(c)  3.  INDEX TO EXHIBITS.

     The following exhibits are incorporated by reference pursuant to Item 601 of Regulation S-K:

                                                   Sequentially
                                                     Numbered
Exhibit Number               Exhibit                   Page
    3.1           Articles of Incorporation        Footnote #1
                  of Summit Bancshares, Inc.

    3.2           Bylaws of Summit
                  Bancshares, Inc.                 Footnote #2

                                                   Sequentially
                                                     Numbered
Exhibit Number               Exhibit                   Page
   4.1            Specimen Stock Certificate       Footnote #3

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

  10.11           Summit Bancshares, Inc.
                  1989 Non-Qualified Stock Option
                  Plan for Directors               Footnote #14

  10.12           Stock Option Agreement Form
                  Summit Bancshares, Inc.
                  Incentive Stock Option Plan      Footnote #15

  10.13           Stock Option Agreement Form
                  1989 Non-Qualified Stock Option
                  Plan for Directors               Footnote #16

  10.14           Amendment to By-Laws of
                  Summit Bancshares, Inc.          Footnote #17

                                                   Sequentially
                                                     Numbered
Exhibit Number               Exhibit                   Page
  10.15           Lease - Walnut Creek
                  Summit Bancshares, Inc.
                  owned Property.                  Footnote #18

  10.16           Lease - Emeryville
                  Renegotiated                     Footnote #19

  10.17           Lease - Pleasanton                 -------
                  New Premises

  11              Statement Re: Computation
                  of Per Share Earnings

  13              Portions of Annual Report to
                  Shareholders for the Year Ended
                  December 31, 1997

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

  18. Incorporated by reference to Exhibit 10.15 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

  19. Incorporated by reference to Exhibit 10.16 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(b)  REPORTS ON FORM 8-K

     None.

                             WEIGHTED AVERAGE SHARES
                      TWELVE MONTHS ENDED DECEMBER 31, 1997

                                                         BASIC      DILUTED

A. COMMON STOCK                                 ANNUAL 430230.94  430230.94
                                             (4TH QTR) 435587.00  435587.00


                                  NO OF
                                   DAYS
                                 ------
   433209.00 12-31-96(BAL FWD)
   433209.00        TO 1-06-97     6.00    2599254.00
   432109.00        TO 1-14-97     8.00    3456872.00
   429224.00        TO 4-14-97    89.00   38200936.00
   427675.00        TO 8-11-97   120.00   51321000.00
   427565.00        TO 9-25-97    45.00   19240425.00
   426565.00        TO 9-29-97     4.00    1706260.00
   435565.00       TO 12-30-97    91.00   39636415.00
   436565.00         TO 1-1-98     2.00     873130.00
                                 ------  ------------
                                 365.00  157034292.00

   AVERAGE SHARES OUTSTANDING
      FOR THE YEAR                          430230.94

   AVERAGE SHARES OUTSTANDING
      FOR THE 4TH QUARTER                   435587.00


             OPTIONS-DILUTED
             -----------------
             AVERAGE PRICE FOR THE YEAR        39.130              29084.34
                                         -------------
       NO OF          YEAR END    OPTION        NO OF
      SHARES             PRICE     PRICE        SHARES
   --------- ----------------- --------- -------------
MZ   1000.00            39.130     10.00           744
SN  15689.00            39.130     10.00        11,680
SN   8333.00            39.130     12.00         5,778
MZ   2900.00            39.130     13.50         1,899
TW    400.00            39.130     12.25           275
SN    978.00            39.130     13.25           647
DD   2500.00            39.130     13.00         1,669
MZ   1045.00            39.130     13.00           698
AC    400.00            39.130     13.00           267
TW   1500.00            39.130     13.00         1,002
SN   4000.00            39.130     17.75         2,186
MZ   2000.00            39.130     17.75         1,093
DD   1000.00            39.130     17.75           546
TW   1000.00            39.130     17.75           546
AC    100.00            39.130     17.75            55



TOTAL SHARES 4TH QUARTER         468816.74    464671.34

TOTAL SHARES YEAR-TO-DATE        430230.94    459315.28

NET INCOME 4TH QUARTER          $  473,828   $  473,828

NET INCOME YEAR TO DATE, 1997   $1,708,154   $1,708,154

EARNINGS PER SHARE 4TH QUARTER  $    1.011   $    1.020

EARNINGS PER SHARE, YTD         $    3.970   $    3.719


SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SUMMIT BANCSHARES, INC.

Date: March 28, 1998            By: ------------------------
                                    Shirley W. Nelson, Chief
                                    Chairman and CEO
                                    (Principle Executive Officer)

Date: March 28, 1998            By: ------------------------
                                    Kikuo Nakahara
                                    (Chief Financial Officer)

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

     SIGNATURE                      TITLE                   DATE
     ---------                      -----                   ----

SHIRLEY W. NELSON             Chairman of the Board,        March 18, 1998
------------------            Chief Executive Officer       --------------
SHIRLEY W. NELSON             and President


KIKUO NAKAHARA                Chief Financial               March 18, 1998
---------------               Officer and Director          --------------
KIKUO NAKAHARA

GEORGE H. HOLLDIGE            Secretary and Director        March 18, 1998
------------------                                          --------------
GEORGE H. HOLLIDGE

JERRALD R. GOLDMAN, M.D.      Director                      March 18, 1998
------------------------                                    --------------
JERRALD R. GOLDMAN

THOMAS H. STATE               Director                      March 18, 1998
---------------                                             --------------
THOMAS H. STATE

MARY C. WARREN                Director                      March 18, 1998
--------------                                              --------------
MARY C. WARREN

BARBARA J. WILLIAMS           Director                      March 18, 1998
-------------------                                         --------------
BARBARA J. WILLIAMS