Form 10-Q
period 1998-03-31
SUMMIT BANCSHARES INC/CA
filed 1998-05-15
CIK 353203

                         SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C.   20549

                                     FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                        THE SECURITIES EXCHANGE ACT OF 1934


           FOR QUARTER ENDED:                                  MARCH 31, 1998

                              COMMISSION FILE NUMBER:  0-11108

                                   SUMMIT BANCSHARES, INC.

                        STATE OF CALIFORNIA   I.R.S. IDENTIFICATION
                                     NUMBER 94-2767067

                         2969 BROADWAY, OAKLAND CALIFORNIA  94611

                                     (510)  839-8800


Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X       NO
                                        ---         ---

The number of shares outstanding of the registrant's common stock was 437,455 shares of no par value common stock issued as of March 31, 1998.

PART I  -  FINANCIAL INFORMATION


ITEM 1                                                                  PAGE
SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS

               Consolidated Balance Sheets . . . . . . . . . . . . . .    3

               Consolidated Statements of Income . . . . . . . . . . .    4

               Consolidated Statements of Changes in

                    Shareholders' Equity . . . . . . . . . . . . . . .    5

               Consolidated Statement of Cash Flows  . . . . . . . . .    6

               Notes to Financial Statements . . . . . . . . . . . . .    7

               Interest Rate Risk Reporting Schedule . . . . . . . . .    8


ITEM 2

               Management's Discussion and Analysis of Financial

               Condition and Results of Operations . . . . . . . . . . 9-16



                             PART II - OTHER INFORMATION

ITEMS 1-6    . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17-18

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
FINANCIAL POSITION MARCH 31, 1998 AND DECEMBER 31, 1997
                (UNAUDITED)


ASSETS                                                    3/31/98     12/31/97
------------------------------------------------------------------------------
Cash and due from banks                              $  6,124,312 $  8,664,015
Federal funds sold                                     18,677,000   12,910,000
------------------------------------------------------------------------------
Cash and cash equivalents                              24,801,312   21,574,015
Time deposits with other financial institutions         6,337,000    5,644,000
Investment securities (fair value of $12,920,301 at
    March 31, 1998 and $8,830,810 at
    December 31, 1997) held to maturity                12,897,880   12,496,651
Loans, net of allowance for loan losses of
   $1,313,762 at March 31, 1998 and
   $1,238,012 at December 31, 1997                     55,353,654   60,832,859
Other real estate owned                                 1,222,080    1,222,080
Premises and equipment, net                               861,831      872,619
Interest receivable and other assets                    1,790,159    1,699,307

Total Assets                                         $103,263,916 $104,341,531

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------

Deposits:
Demand                                              $  28,155,989 $ 31,062,481
Interest-bearing transaction accounts                  33,273,431   33,012,655
Savings                                                 3,446,480    2,264,538
Time certificates $100,000 and over                    18,782,099   18,828,044
Other time certificates                                 5,305,923    5,264,024
------------------------------------------------------------------------------
Total Deposits                                         88,963,922   90,431,742
Interest payable and other liabilities                    982,196    1,031,120
Total Liabilities                                      89,946,118   91,462,862

Shareholders' Equity
Preferred Stock, no par value:
   2,000,000 shares authorized, no shares outstanding           0            0
Common Stock, no par value:
   3,000,000 shares authorized;
   437,455 shares outstanding at March 31, 1998 and
   436,565 shares outstanding at December 31, 1997      3,712,875    3,709,145
Retained Earnings                                       9,604,923    9,169,524
Total Shareholders' Equity                             13,317,798   12,878,669

Total Liabilities and Shareholders' Equity           $103,263,916 $104,341,531


The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                     THREE MONTHS   THREE MONTHS
                                                     ENDED 3-31-98  ENDED 3-31-97
---------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                             $1,621,840   $1,505,010
Interest on time deposits with other
   financial institutions                                  90,015      122,676
Interest on U.S. government
   treasury securities                                    167,261      141,617
Interest on federal funds sold                            212,100      162,209
Total interest income                                   2,091,216    1,931,512

INTEREST EXPENSE:
Interest on deposits                                      501,543      456,022
Total interest expense                                    501,543      456,022
Net interest income                                     1,589,673    1,475,490
Provision for loan losses                                  75,000       75,000
Net interest income after
   provision for loan losses                            1,514,673    1,400,490

NON-INTEREST INCOME:
Service charges on deposit accounts                        86,002       73,954
Other customer fees and charges                            43,378       47,722
Total non-interest income                                 129,380      121,676

NON-INTEREST EXPENSE:
Salaries and employee benefits                            506,219      501,800
Occupancy expense                                         103,835       90,107
Equipment expense                                          44,154       28,066
Other                                                     243,387      245,644
Total non-interest expense                                897,595      865,617
Income before income taxes                                746,458      656,549
Provision for income taxes                                311,059      275,036
NET INCOME                                               $435,399     $381,513

EARNINGS PER SHARE:
Earnings per common share                                    1.00         0.89
Earnings per common share assuming dilution                  0.93         0.82

Weighted average shares outstanding                       437,193      429,746

Weighted average shares outstanding
   assuming dilution                                      469,252      469,317


The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT BANCSHARES, INC. & SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 1998 & 1997

                                                        NUMBER OF
                                                           SHARES         COMMON       RETAINED
                                                      OUTSTANDING          STOCK       EARNINGS          TOTAL
--------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                             $436,565     $3,709,145     $9,169,524    $12,878,669

Stock Options Exercised                                     1,000         10,000              0          10000

Repurchase of Common Stock                                   (110)        (6,270)             0         (6,270)

Net Income                                                      0              0        435,399        435,399

BALANCE AT MARCH 31, 1998                                 437,455      3,712,875      9,604,923    $13,317,798

BALANCE AT DECEMBER 31, 1996                             $433,209     $3,830,343     $8,108,800    $11,939,143

Stock Options Exercised                                         0              0              0              0

Repurchase of Common Stock                                 (3,985)      (129,064)             0       (129,064)

Net Income                                                      0              0        381,513        381,513

BALANCE AT MARCH 31, 1997                                $429,224     $3,701,279     $8,490,313    $12,191,592


The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE QUARTER ENDED MARCH 31, 1998 AND MARCH 31, 1997
                      (UNAUDITED)

                                                     THREE MONTHS   THREE MONTHS
                                                    ENDED 3-31-98  ENDED 3-31-97
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                      $2,075,456     $1,747,925
Fees received                                             193,344        307,686
Interest paid                                            (476,113)      (439,169)
Cash paid to suppliers and employees                   (1,009,863)      (783,344)
Income taxes paid                                        (113,864)             0
Net cash provided by operating activities                 668,960        833,098

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in time deposits with
   other financial institutions                          (693,000)       196,000
Maturity of investment securities                       4,599,066        970,791
Purchase of investment securities                      (5,000,295)    (1,999,531)
Net (increase) decrease in loans to customers           5,301,879       (337,611)
Recoveries on loans previously charged-off                    750            750
(Increase) decrease in premises and equipment             (42,198)       (64,978)
Net cash provided by (used in) investing activities     4,166,202     (1,234,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in demand, interest
   bearing transaction, and savings deposits           (1,463,774)        48,855
Net increase (decrease) in time deposits                   (4,046)       959,661
(Increase) decrease in other assets                      (143,775)      (206,595)
Exercise of stock options                                  10,000              0
Repurchase of common stock                                 (6,270)      (129,064)
Dividends paid                                                  0              0
Net cash provided by (used in) financing activities    (1,607,865)       672,857
Net increase (decrease) in cash and cash equivalents    3,227,297        271,376
Cash and cash equivalents at the
   beginning of the year                               21,574,015     19,168,515
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR      $24,801,312    $19,439,891

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income                                               $435,399       $381,513
Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and amortization                              52,984         47,630
Provision for loan losses                                  75,000         75,000
(Increase) decrease in interest receivable                 91,413        (44,008)
Increase (decrease) in unearned loan fees                 (43,209)        46,431
Increase (decrease) in accrued interest payable            25,430         16,853
(Increase) decrease in prepaid expenses                   (38,490)        28,350
Increase (decrease) in accounts payable                  (126,762)         6,293
Increase (decrease) in income taxes payable               197,195        275,036
--------------------------------------------------------------------------------
Total adjustments                                         233,561        451,585
Net cash provided by operating activities                $668,960       $833,098


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1997 Annual Report to Shareholders, which is incorporated by reference in the Company's 1997 annual report on Form 10-K. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The Bank was required to adopt SFAS 128 in the fourth quarter of 1997 and restated at that time earnings per share data for prior periods to conform with SFAS 128. Earlier application is not permitted.

SFAS 128 replaces current earnings per share reporting requirements and requires a dual presentation of basic and diluted earnings per share. Earnings per share excludes dilution and is computed by dividing net income by the weighted average common shares outstanding of 437,193 and 429,746 during the three months ended March 31, 1998 and 1997, respectively. Diluted earnings per share reflects the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Bank's Stock Option Plans. Diluted earnings per share under SFAS 128 would not have been significantly different than primary earnings per share currently reported for the periods.

3. SUBSEQUENT EVENT

On April 22, 1998 the Company announced a $0.75 cash dividend payable on June 12, 1998 to shareholders of record as of May 1, 1998.

INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

   The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended March 31, 1998. The table presents each major category of interest-earning assets and interest bearing-liabilities. and interest-bearing liabilities.

                            INTEREST RATE RISK REPORTING SCHEDULE

REPORTING INSTITUTION:  SUMMIT BANK                     REPORTING DATE: 3-31-98

                     REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT
                           ($000.00)
                            OMITTED          UP TO         > 3MOS          > 1YR         > 3YRS         > 5YRS           OVER
                              TOTAL           3MOS          < 1YR         < 3YRS         < 5YRS        < 10YRS       10 YEARS
                           --------       --------        -------       --------           ----          -----       --------
EARNING ASSETS

INVESTMENTS:
U. S. TREASURIES             $5,498         $1,000         $3,000         $1,498             $0             $0             $0
U. S. AGENCIES                7,400              0            500          6,900              0              0              0
FED FUNDS SOLD               18,677         18,677              0              0              0              0              0
PURCHASED CDS                 6,337          1,386          2,575          2,376              0              0              0
                           --------       --------        -------       --------           ----           ----           ----
TOTAL INVESTMENTS           $37,912        $21,063         $6,075        $10,774             $0             $0             $0

LOANS
COMMERCIAL                  $54,444        $52,456         $1,624           $326            $38             $0             $0
REAL ESTATE                       0              0              0              0              0              0              0
INSTALLMENT                      10             10              0              0              0              0              0
                           --------       --------        -------       --------           ----           ----           ----
TOTAL LOANS                 $54,454        $52,466         $1,624           $326            $38             $0             $0

TOTAL EARNING ASSETS        $92,366        $73,529         $7,699        $11,100            $38             $0             $0

COST OF FUNDS (DEPOSITS)

CERTIFICATE OF DEPOSITS     $24,088        $16,304         $7,428           $336            $20             $0             $0
MONEY MARKET ACCOUNTS        29,402          1,623         13,685         14,094              0              0              0
TRANSACTION ACCOUNTS          5,816            249            748          1,972          1,418          1,429              0
SAVINGS ACCOUNTS              3,446              0             72          1,687            840            847              0
                           --------       --------        -------       --------           ----           ----           ----
TOTAL COST OF FUNDS         $62,752        $18,176        $21,933        $18,089         $2,278         $2,276             $0

INTEREST SENSITIVE ASSETS   $92,366        $73,529         $7,699        $11,100            $38             $0             $0

INTEREST SENSITIVE
LIABILITIES                 $62,752        $18,176        $21,933        $18,089         $2,278         $2,276             $0
                           --------       --------        -------       --------           ----           ----           ----
GAP                         $29,614        $55,353       ($14,234)       ($6,989)       ($2,240)       ($2,276)            $0

CUMULATIVE GAP              $29,614        $55,353        $41,119        $34,120        $31,890        $29,614        $29,614

GAP RATIO                      1.47           4.01           0.35           0.61           0.02           0.00

CUMULATIVE RATIO               1.47           4.01           1.76           1.42           1.42           1.47           1.47

GAP AS A % OF TOTAL ASSETS    28.41          53.77         (14.03)         (6.88)          0.02           1.47           1.47

CUMULATIVE GAP AS A % OF
   TOTAL ASSETS               28.41          53.77          39.75          32.86          30.66          28.41          28.41

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  FOR THE THREE MONTHS ENDED MARCH 31, 1998

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

FINANCIAL CONDITION

Liquidity Management

The consolidated loan-to-deposit ratio at March 31, 1998 was 62.2% which was an decrease from 65.0% for the same period in 1997. Total outstanding loans as of March 31, 1998 increased $2,396,000 compared to the same period a year ago while total deposits increased $7,543,000 versus the same time last year.
 The increases in loans and deposits are mainly due to Bank's concentrated effort in promoting sales culture to its employees. The average loan-to-deposit ratio for the first quarter of 1998 was 67.5%, up from 65.5% for the same period last year. This increase was caused by an increase in average total deposits of $6,578,000 or 8.1% compared to increase in average total loans of $6,574,000 or 12.5%. Management continues to seek growth and acquisition of quality credits.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, investment securities and federal funds sold totaled $44,036,000 on March 31, 1998. This amount represented 49.5% of total deposits in comparison to the liquidity ratio of 47.5% as of March 31, 1997. This increase is primarily a result of deposit growth. It is management's belief that the current liquidity level is appropriate given current economic conditions and is sufficient to meet current needs.

The Company is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Company.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.

                               Investment Comparative
                                 ($000.00 Omitted)

                       3-31-97      %     12-31-97      %      3-31-98       %
Fed funds sold          13,360    41%       12,910    42%       18,677     49%
Interest bearing
   deposits              9,411    29%        5,644    18%        6,337     17%
Securities               9,789    30%       12,497    40%       12,898     34%

Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on March 31, 1998 were comprised of $5,498,000 in U.S. Gov't notes and $7,400,000 in U.S. Gov't agencies.


Changes in Financial Position

As of March 31, 1998, deposits decreased $1,468,000 from December 31, 1997 while at the same time net loans outstanding decreased $5,479,000 primarily due to payoff of commercial loans. Total deposits as of March 31, 1998 were $88,964,000, an increase of 8.1% from $81,420,000 as of March 31, 1997.
Total loans as of March 31, 1998 were $55,354,000, which was an increase from $52,957,000 as of March 31, 1997.

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.

                                DEPOSIT COMPARATIVE
                                 ($000.00 Omitted)

                       3-31-97      %     12-31-97      %      3-31-98       %
                       -------    ---     --------    ---      -------     ---
Demand                 $25,018    31%      $31,062    34%      $28,156     32%
Savings                  2,774     3%        2,264     3%        3,447      4%
Interest bearing
 trans. deposits        31,322    38%       33,013    37%       33,273     37%
Other time              22,306    28%       24,092    26%       24,088     27%

The following table sets forth the amount of loans outstanding by each category and the percent of total loans outstanding at the dates specified.

                                  LOAN COMPARATIVE
                                 ($000.00 Omitted)

                       3-31-97      %     12-31-97      %      3-31-98       %
                       -------    ---     --------    ---      -------     ---
Commercial             $36,800    69%      $44,044    71%      $38,371     68%
Real estate-const        7,342    14%        7,471    12%        8,635     15%
Real estate-other        3,179     6%        4,850     8%        4,043      7%
Installment/other        5,636    11%        5,706     9%        5,618     10%


NON-PERFORMING ASSETS

The following table provides information with respect to the subsidiary Bank's past due loans and components for non- performing assets at the dates indicated.

                       NON-PERFORMING ASSETS
                          (000.00 Omitted)

                                3-31-97  12-31-97  3-31-98
                                -------  --------  -------
Loans 90 days or more past
 due & still accruing            $    0    $  408   $    0
Non-accrual loans                     0       176      661
Other real estate owned           1,291     1,222    1,222
                                -------  --------  -------
   Total non-performing assets   $1,291    $1,806   $1,883
                                -------  --------  -------
                                -------  --------  -------
Non-performing assets to
  period end loans plus
  other real estate owned          2.44%     2.85%    3.22%

Allowance to non-performing
  loans                               0%      212%     199%

Allowance to non-performing
  assets                            106%       68%      70%

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

Other real estate owned ("OREO")is comprised of properties acquired through foreclosure. These properties are carried at the lower of the recorded loan balance or their estimated fair market value based on appraisal. When the loan balance plus accrued interest exceeds the fair value of the property, the difference is charged to the allowance for loan losses at the time of acquisition. Subsequent declines in value from the recorded amount, if any, and gains or losses upon disposition are included in non-interest expense. Operating expenses related to other real estate owned are charged to non-interest expense in the period incurred.

The increase in non-performing assets from March 31, 1997 to March 31, 1998 is due primarily to a increase in loans 90 days past due and non-accrual loans of $661,000 and a decrease in other real estate owned.

The total OREO amount, $1,222,000, is related to two properties. One of the properties is vacant land in the Oakland Hills and the second property is two contiguous parcels in the Danville/Diablo Mountain area of Alameda County.

CAPITAL POSITION

As of March 31, 1998, Shareholders' Equity was $13,317,798. This represents an increase of $1,126,209, or 9.2% over the same period last year. Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $2,500,000 of its stock. As of March 31, 1998, the Company has repurchased a total of 158,872 shares of the Company stock constituting 29.5% of the Company's original stock prior to the repurchase program, at a total cost of $2,313,438, or an average price per share of $14.56. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders. The program has not affected the Company's liquidity or capital position or its ability to operate. In addition, the Company's subsidiary Bank remains more than well-capitalized under current regulations.

On March 14, 1989, the Board of Directors of the Federal Deposit Insurance Corporation ("FDIC") approved a Statement of Policy on Risk-Based Capital which became effective December 31, 1990. Under this statement banks are required to meet certain capital standards in addition to leverage standards as previously outlined under FDIC Rules and Regulations. The Bank does not foresee any material or significant impact to its manner of operation in the foreseeable future. Total qualifying capital allowable under risk-based capital guidelines for the subsidiary bank is $10,405,000.

The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same as of March 31, 1998.

                                           Minimum
                   Capital Ratio    Regulatory Requirement
                   -------------    ----------------------
Tier 1 Capital        15.35%                4.00%
Total Capital         16.60%                8.00%
Leverage Ratio         9.61%                4.00%

The Company is not aware of any current recommendations by the regulatory authorities which if they were implemented would have a material effect on the Company.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Total interest income including loan fees increased from $1,932,000 for the first three months of 1997 to $2,091,000 for the same period in 1998. The primary reason for the increase in interest income was due to a $6,574,000 increase in average loans outstanding compared to the same period a year ago. The yield on loans and fees decreased 48 basis points over the same period last year primarily due to competition for loans in the marketplace. The increase in interest income from investments was due to total average outstanding investments volume increase of $1,578,000 for the first quarter 1998 versus 1997. This increase was primarily due to increase in deposit balances. The yield on investments showed a increase of 26 basis points reflective of market conditions. Interest expense increased from $456,000 as of the end of the first three months of 1997 to $502,000 in 1998. This increase was brought about by a increase in average interest-bearing deposit accounts of $6,605,000 during the first quarter of 1998 versus the same period last year. The average cost of funds for the period ending March 31, 1998 was 6 basis points less than the same period last year. As a result of these factors, net interest margin for the first three months of 1998 decreased to 6.96% from 7.10% compared to the same period last year.

OTHER OPERATING INCOME

Service charges on deposit accounts as of the end of the first three months of 1998 increased to $86,000 versus $74,000 for the same period in 1997. The decrease was due to lower fees collected in service charges related to return check and overdraft charges. Other charges and fees decreased $4,000 primarily due to lower fees collected on merchant mastercard/visa accounts.

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


                                         THREE MONTHS ENDED
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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

In regard to the year 2000 issue, the Company has conducted a review of its computer systems to identify the systems that could be affected and has developed an implementation plan to resolve the issue. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in a major system failure or miscalculations.

The Company expects its year 2000 date conversion project to be completed on a timely basis. During the execution of this project, the Company will incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare the systems for the year 2000. The expense of the year 2000 project as well as the related potential effect on the Company's earning is not expected to have a material effect on its financial position or results of operations.

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


                                       SUMMIT BANCSHARES, INC.
                                       Registrant



  DATE:                                By:
       -------------------------          --------------------------------
                                           Shirley W. Nelson
                                           Chairman and CEO
                                           (Principal Executive Officer)


  DATE:                                By:
       -------------------------          --------------------------------
                                            Kikuo Nakahara
                                            Chief Financial Officer
                                            (Principal Financial Officer)


The remainder of this page is intentionally left blank