Form 10-Q
period 1998-06-30
SUMMIT BANCSHARES INC/CA
filed 1998-08-14
CIK 353203

                          SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C.   20549

                                      FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                         THE SECURITIES EXCHANGE ACT OF 1934


                    FOR QUARTER ENDED:               JUNE 30, 1998

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

                            YES     X        NO
                               ----------      -------------

The number of shares outstanding of the registrant's common stock was 438,035 shares of no par value common stock issued as of June 30, 1998

PART I - FINANCIAL INFORMATION


ITEM 1                                                                     PAGE

SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS

                         Consolidated Balance Sheets ......................  3

                         Consolidated Statements of Income ................  4

                         Consolidated Statement of Cash Flows .............  5

                         Notes to Financial Statements.....................  6

                         Interest Rate Risk Reporting Schedule.............  7


ITEM 2

                         Management's Discussion and Analysis of Financial

                         Condition and Results of Operations ..............  8-16

                                   PART II - OTHER INFORMATION

           ITEMS 1-6 ......................................................  17-19


SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
FINANCIAL POSITION JUNE 30, 1998 AND DECEMBER 31, 1997
               (UNAUDITED)



ASSETS                                                        06/30/98       12/30/97
                                                        --------------------------------
Cash and due from banks                                    $  8,191,470     $  8,664,015
Federal funds sold                                           25,510,000       12,910,000
                                                           ------------     ------------
Cash and cash equivalents                                    33,701,470       21,574,015
Time deposits with other financial institutions               6,337,000        5,664,000
Investment securities (fair value of $14,903,513 at
    June 30, 1998 and $12,515,656 at
    December 31, 1997 ) held to maturity                     14,898,572       12,496,651
Loans, net of allowance for loan losses of
   $1,289,897 at June 30, 1998 and
   $1,238,012 at December 31, 1997                           50,528,486       60,832,859
Other real estate owned                                       1,359,342        1,222,080
Premises and equipment, net                                   1,003,031          872,619
Interest receivable and other assets                          2,360,511        1,679,307
                                                           ------------     ------------

Total Assets                                               $110,188,412     $104,341,531
                                                           ------------     ------------
                                                           ------------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand                                                      $32,678,577      $31,062,481
Interest-bearing transaction accounts                        33,777,699       33,012,655
Savings                                                       3,062,987        2,264,538
Time certificates $100,000 and over                          19,375,308       16,848,993
Other time certificates                                       6,676,972        7,243,075
                                                           ------------     ------------
Total Deposits                                               95,571,543       90,431,742
Interest payable and other liabilities                        1,193,089        1,031,120
                                                           ------------     ------------
Total Liabilities                                            96,764,632       91,462,862

SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
   2,000,000 shares authorized, no shares outstanding                 0                0
Common Stock, no par value:
   3,000,000 shares authorized;
   438,035 shares outstanding at June 30, 1998 and
   436,565 shares outstanding at December 31, 1997            3,721,630        3,709,145
Retained Earnings                                             9,702,150        9,169,524
                                                           ------------     ------------
Total Shareholders' Equity                                   13,423,780       12,878,669

Total Liabilities and Shareholders' Equity                 $110,188,412     $104,341,531
                                                           ------------     ------------
                                                           ------------     ------------


The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                THREE MONTHS   THREE MONTHS     SIX MONTHS     SIX MONTHS
                                               ENDED 6-30-98  ENDED 6-30-97  ENDED 6-30-98  ENDED 6-30-97
INTEREST INCOME:
Interest and fees on loans                        $1,521,508     $1,622,703     $3,143,348     $3,127,713
Interest on time deposits with other
   financial institutions                             93,260        129,144        183,275        251,820
Interest on U.S. government
   treasury securities                               210,581        170,438        377,842        312,055
Interest on federal funds sold                       276,018        117,505        488,118        279,714
                                                  ----------     ----------     ----------     ----------
Total interest income                              2,101,367      2,039,790      4,192,583      3,971,302

INTEREST EXPENSE:
Interest on deposits                                 516,198        466,553      1,017,740        922,575
                                                  ----------     ----------     ----------     ----------
Total interest expense                               516,198        466,553      1,017,740        922,575
                                                  ----------     ----------     ----------     ----------
Net interest income                                1,585,169      1,573,237      3,174,843      3,048,727
Provision for loan losses                             25,000         25,000        100,000        100,000
                                                  ----------     ----------     ----------     ----------
Net interest income after
   provision for loan losses                       1,560,169      1,548,237      3,074,843      2,948,727

NON-INTEREST INCOME:
Service charges on deposit accounts                   90,953         70,672        176,955        144,626
Other customer fees and charges                       42,603         51,756         85,981         99,478
                                                  ----------     ----------     ----------     ----------
Total non-interest income                            133,556        122,428        262,936        244,104

NON-INTEREST EXPENSE:
Salaries and employee benefits                       513,088        505,778      1,019,307      1,007,578
Occupancy expense                                     98,249         92,511        202,084        182,618
Equipment expense                                     56,974         43,084        101,129         71,150
Other                                                277,062        320,984        520,449        566,628
                                                  ----------     ----------     ----------     ----------
Total non-interest expense                           945,373        962,357      1,842,969      1,827,974
Income before income taxes                           748,352        708,308      1,494,810      1,364,857
Provision for income taxes                           312,234        295,013        623,293        570,049
                                                  ----------     ----------     ----------     ----------
Net Income                                          $436,118       $413,295       $871,517       $794,808
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

EARNINGS PER SHARE:
Earnings per common share                              $1.00          $0.97          $1.99          $1.85
Earnings per common share assuming dilution            $0.93          $0.89          $1.86          $1.72
Weighted average shares outstanding                  437,678        427,896        437,434        429,483
Weighted avg. shrs. outsdg. assuming dilution        469,528        463,020        469,284        463,020
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------


The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND  1997
        (UNAUDITED)


                                                           SIX MONTHS          SIX MONTHS
                                                        ENDED 6-30-98       ENDED 6-30-97
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                         $  4,041,361         $ 3,575,737
Fees received                                                  425,959             512,933
Interest paid                                               (1,057,921)           (935,921)
Cash paid to suppliers and employees                        (1,914,864)         (1,663,628)
Income taxes paid                                             (634,364)           (465,000)
                                                          -------------        -----------
Net cash provided by operating activities                      860,171           1,024,121

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in time deposits with
   other financial institutions                               (693,000)          1,186,000
Maturity of investment securities                            5,598,079           2,515,682
Purchase of investment securities                           (8,000,000)         (4,498,526)
Net (increase) decrease in loans to customers               10,181,099          (5,543,793)
Recoveries on loans previously charged-off                       2,123               1,750
(Increase) decrease in premises and equipment                 (242,394)           (118,353)
                                                          -------------        -----------
Net cash provided by (used in) investing activities          6,845,907          (6,457,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in demand, interest
   bearing transaction, and savings deposits                 3,179,589             140,148
Net increase (decrease) in time deposits                     1,960,212             (39,864)
(Increase) decrease in other assets                           (392,018)             43,232
Exercise of stock options                                       18,755                 -
Repurchase of common stock                                      62,701            (180,182)
Dividends paid                                                   6,270            (320,756)
                                                          -------------        -----------
Net cash provided by (used in) financing activities          4,421,377            (357,422)
                                                          -------------        -----------
Net increase (decrease) in cash and cash equivalents        12,127,455          (5,790,541)
Cash and cash equivalents at the
   beginning of the year                                    21,574,015          19,168,515
                                                          -------------        -----------
Cash and cash equivalents at the end of the year          $ 33,701,470       $  13,377,974
                                                          -------------        -----------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
Net Income                                                 $   871,517       $     794,808
Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and amortization                                  111,982              95,009
Provision for loan losses and OREO losses                      100,000             150,000
(Increase) decrease in interest receivable                      58,677            (151,836)
Increase (decrease) in unearned loan fees                      (46,876)            (24,900)
Increase (decrease) in accrued interest payable                (40,181)            (13,346)
(Increase) decrease in prepaid expenses                        (92,663)             (4,798)
Increase (decrease) in accounts payable                        (91,214)             74,136
Increase (decrease) in income taxes payable                    (11,071)            105,048
                                                          -------------        -----------
Total adjustments                                              (11,346)            229,313
                                                          -------------        -----------
Net cash provided by operating activities                  $   860,171        $  1,024,121
                                                            -----------        -----------

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1998 and the results of operations for the six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1997 Annual Report to Shareholders, which is incorporated by reference in the Company's 1997 annual report on Form 10-K. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The Bank was required to adopt SFAS 128 in the fourth quarter of 1997 and has restated earnings per share data for prior periods to conform with SFAS 128. Earlier application is not permitted.

SFAS 128 replaces current earnings per share reporting requirements and requires a dual presentation of basic and diluted earnings per share. Earnings per share excludes dilution and is computed by dividing net income by the weighted average common shares outstanding of 437,434 and 429,483 during the three months ended June 30, 1998 and 1997, respectively. Diluted earnings per share reflects the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Bank's Stock Option Plans. Diluted earnings per share under SFAS 128 would not have been significantly different than primary earnings per share currently reported for the periods.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998

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


FINANCIAL CONDITION

LIQUIDITY MANAGEMENT

The consolidated loan-to-deposit ratio at June 30, 1998 was 54.2% which was a decrease from 71.8% for the same period in 1997. Total outstanding loans as of June 30, 1998 decreased $4,781,353 compared to the same period a year ago while total deposits increased $15,162,243 versus the same time last year. The decrease in loans was caused by the highly competitive marketplace while the growth in deposits reflects continued success with our marketing program. The average loan-to-deposit ratio for the second quarter of 1998 was 56.4%, down from 68.8% for the same period last year. This decrease was caused by an increase in average total deposits of $12,337,000 or 15.37% while average total loans decreased $1,878,000 or 3.5%. Management continues to seek growth and acquisition of quality credits.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, investment securities and federal funds sold totaled $54,937,042 on June 30, 1998. This amount represented 57.4% of total deposits in comparison to the liquidity ratio of 34.0% as of June 30, 1997. This increase is primarily a result of an increase in deposits & a decrease in loans. It is management's belief that the current liquidity level is appropriate given current economic conditions and is sufficient to meet current needs.

The Company is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Company.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.


                                INVESTMENT COMPARATIVE
                                  ($000.00 Omitted)

                         6-30-98       %    12-31-97        %    6-30-97       %
 Fed funds sold          $25,510     55%     $12,910      42%    $ 8,190     30%
 Interest bearing
    deposits               6,337     14%       5,664      18%      8,421     31%
 Securities               14,899     31%      12,497      40%     10,743     39%
                                                                 -------
                                                                 -------


Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on June 30, 1998 were comprised of $4,498,303 in U. S. Gov't notes and $10,400,269 in U.S. Gov't agencies.


CHANGES IN FINANCIAL POSITION

As of June 30, 1998, total deposits increased $5,140,000 from December 31, 1997 while at the same time net loans outstanding decreased $10,295,000. Total deposits as of June 30, 1998 were $95,572,000, an increase of 18.9% from $80,409,000 as of June 30, 1997. Total loans as of June 30, 1998 were $51,818,000, a decrease of 10.2% from $57,728,000 as of June 30, 1997.

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.


                                 DEPOSIT COMPARATIVE
                                  ($000.00 Omitted)

                        6-30-98      %    12-31-97       %      6-30-97      %
Demand                  $32,679    43%      $31,062    34%      $26,090    32%
Savings                   3,063     4%        2,664     3%        3,209     4%
Interest bearing
  trans. deposits        33,778    44%       33,013    37%       29,723    37%
Other time               26,052     9%       24,092    26%       21,387    27%
                                                                -------
                                                                -------


The following table sets forth the amount of loans outstanding by each category and the percent of total loans outstanding at the dates specified.


                                   LOAN COMPARATIVE
                                  ($000.00 Omitted)


                           6-30-98    %   12-31-97         %      6-30-97      %
 Commercial                $37,042  72%     $44,044      71%      $40,337    70%
 Real estate-const           4,773   9%       7,471      12%        8,297    14%
 Real estate-other           4,724   9%       4,850       8%        3,020     5%
 Installment/other           5,279  10%       5,706       9%        6,074    11%
                                                                  -------
                                                                  -------



NON-PERFORMING ASSETS

The following table provides information with respect to the subsidiary Bank's past due loans and components for non-performing assets at the dates indicated.


                                NON-PERFORMING ASSETS
                                  ($000.00 Omitted)


                                 6-30-98  12-31-97  6-30-97
Loans 90 days or more past
  due & still accruing            $    0    $  408   $    3
Non-accrual loans                    413       176        0
Other real estate owned            1,359     1,222    1,241
                                  ------    ------   ------
   Total non-performing assets    $1,772    $1,806   $1,244
                                  ------    ------   ------
                                  ------    ------   ------
Non-performing assets to
  period end loans plus
  other real estate owned          3.43%     2.85%    2.20%
Allowance to non-performing
  loans                             312%      212%   37624%
Allowance to non-performing
  assets                             73%       68%      94%


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

The increase in non-performing assets from June 30, 1997 to June 30, 1998 is due primarily to an increase in non-accrual loans of $413,000 and a increase of $118,000 in OREO.

The total OREO amount, $1,359, 000, is related to three properties. One of the properties is vacant land in the Oakland Hills. The second property is two contiguous parcels in the Danville/Diablo Mountain area of Alameda County. The third property is vacant land located in Contra Costa County.

CAPITAL POSITION

As of June 30, 1998, Shareholders' Equity was $13,424,000. This represents an increase of $1,191,000 or 9.7% over the same period last year. Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $2,500,000 of its stock. As of June 30, 1998, the Company has repurchased a total of 158,872 shares of the Company stock constituting 29.6% of the Company's original stock prior to the repurchase program, at a total cost of $2,313,438, or an average price per share of $14.56. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders. The program has not affected the Company's liquidity or capital position or its ability to operate. In addition, the Company's subsidiary Bank remains more than well-capitalized under current regulations.

On March 14, 1989, the Board of Directors of the Federal Deposit Insurance Corporation ("FDIC") approved a Statement of Policy on Risk-Based Capital, which became effective December 31, 1990. Under this statement banks are required to meet certain capital standards in addition to leverage standards as previously outlined under FDIC Rules and Regulations. The Bank does not foresee any material or significant impact to its manner of operation in the foreseeable future. Total qualifying capital allowable under risk-based capital guidelines for the subsidiary Bank is $10,868,000.

The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same as of June 30, 1998:


                                           Minimum
                   Capital Ratio    Regulatory Requirement
Tier 1 Capital        15.45%                4.00%
Total Capital         16.71%                8.00%
Leverage Ratio        10.04%                4.00%


The Company is not aware of any current recommendations by the regulatory authorities, which if they were implemented would have a material effect on the Company.

RESULTS OF OPERATIONS


NET INTEREST INCOME

Total interest income including loan fees increased from $3,971,000 for the first six months of 1997 to $4,193,000 for the same period in 1998. The primary factor for increased income was the increase in deposits causing an increase in investment income. Loan fees showed a decrease of $83,830 over the same period last year. The yield on loans and fees decreased 90 basis points from the same period last year, due to the competitive nature of the marketplace. The increase in interest income from investments was due to total average outstanding investments volume increase of $6,526,000 for the first six months in 1998 versus 1997. This increase was primarily due to an increase in deposit balances. The yield on investments for the first six months of 1998 showed an increase of 19 basis points compared to the same period in 1997.

Interest expense increased from $923,000 at the end of the first six months of 1997 to $1,018,000 in 1998. This increase was due to an increase in average interest-bearing deposit accounts of $6,492,000 during the first six months of 1998 versus the same period last year. The average cost of funds for the period ending June 30, 1998 was 25 basis points less than the same period last year. As a result of these factors, net interest margin for the first six months of 1998 was 6.77% compared to 7.25% for the same period last year.

For the second quarter, total interest income on loans including loan fees increased from $2,040,000 in 1997 to $2,101,000 for the same period in 1998. This increase is primarily due to an increase in investment instruments. Average loan volume for the second quarter of 1998 showed a decrease of $402,000 from the same period last year. For the second quarter of 1998, total interest income on investments increased $162,772. This increase was attributable to an average investment volume increase of $11,437,000, although the interest yield remained approximately the same as last year at 5.71%.

For the second quarter of 1998, interest expense increased $51,000 compared to the same period in 1997. Average outstanding interest bearing deposits increased from $56,072,000 in the second quarter in 1997 to $62,460,000 in the second quarter in 1998. Average cost of funds for the same period was 3.31% in 1998 compared to 3.32% in 1997. As a result, net interest income for the second quarter of 1997 increased $12,000, or .77% compared to the same period in 1996.


OTHER OPERATING INCOME

Service charges on deposit accounts as of the end of the first half of 1998 increased to $177,000 from $145,000 for the same period in 1997. The increase was due to higher fees collected in service charges related to return check and overdraft charges and from normal service charges on commercial accounts. Other charges and fees decreased $13,497, primarily due to lower fees collected from merchant fees.

Service charges on deposit accounts for the second quarter of 1998 increased $20,281 compared to the same period last year due to decreased collection of fees associated with return check and overdraft charges and normal service charges collected on commercial accounts. Other customer fees and charges decreased $9,153 for the present quarter associated with decreased fees from merchant activities.


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

Management employs a systematic methodology on a monthly basis to determine the adequacy of the allowance for current and future loan losses. Each loan is graded at the time of extension or renewal by the credit administrator. Gradings are assigned a risk factor, which is calculated to assess the adequacy of the allowance for loan losses. Further, management considers other factors such as overall portfolio quality, trends in the level of delinquent and classified loans, specific problem loans, and current and anticipated economic conditions.

The following table summarizes the activity in the Bank's allowance for credit losses for the six months ended June 30, 1998 and 1997.

                                          SIX MONTHS ENDED
                                          -----------------
                                          ($000.00 Omitted)
                                          6-30-98  6-30-97
Balance, beginning of the period           $1,238   $1,070
Provision for loan losses                     100      100
Recoveries                                      2        2
Loans charged-off                             (50)     (43)
                                           ------   ------
Balance, end of the period                 $1,290   $1,129
                                                    ------
                                                    ------


The balance in the allowance for loan losses at June 30, 1998 was 2.49% of total loans compared to 1.95% of total loans at June 30, 1997.


OTHER OPERATING EXPENSES


Total other operating expenses increased $14,995 as of the end of the first six months of 1998 compared to the same period last year. This increase was primarily due to an increase in occupancy and equipment expense related to the opening of the Bank's new Pleasanton office, the purchase of a new LAN/WAN computer system, and a new telephone system.

For the second quarter of 1998, operating expenses increased $11,128 compared to the same period last year for the same reasons mentioned above.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes as of the end of the first six months of 1998 increased from $570,000 in 1996 to $623,000. This increase is attributed to increased income from regular business operations. For the same period in 1998 the Company's total effective tax rate was 41.8% compared to 41.8% in 1997.

For the second quarter of 1998, the provision for income taxes increased $17,000 compared to the second quarter of 1997. The effective tax rate for this period was 41.7% versus 41.8% for the same period last year.


NET INCOME

Net income for the first half of 1998 increased from $795,000 for the same period in 1997 to $872,000, or a increase of 9.7%. Second quarter net income increased $23,000 or 5.5% over the same period last year.

IMPACT OF YEAR 2000

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

  INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS


       The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended June 30, 1998. The table presents each major category of interest-earning assets and interest bearing-liabilities.

                             INTEREST RATE RISK REPORTING SCHEDULE


REPORTING INSTITUTION:  SUMMIT BANK                      REPORTING DATE: 6-30-98


                  REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT

                                      ($000.00)
                                       OMITTED        UP         > 3           > 1             > 3             > 5           OVER
                                        TOTAL         3          < 1           < 3             < 5             < 10        10 YEARS
I.     EARNING ASSETS

  A.   INVESTMENTS:

  1.   U. S. TREASURIES                 $4,498      $2,000       $2,498           $0              $0              $0          $0
  2.   U. S. AGENCIES                   10,400       4,500        1,000        4,900               0               0           0
  3.   FED FUNDS SOLD                   25,510      25,510            0            0               0               0           0
  4.   PURCHASED CDS                     6,337         297        3,961        2,079               0               0           0
                                       -------     -------     --------      -------         -------         -------     -------
       TOTAL INVESTMENTS               $46,745     $32,307       $7,459       $6,979             $ 0             $ 0          $0

  B.   LOANS                           $49,719     $48,089       $1,086         $244          $  265             $36          $0
       TOTAL LOANS                     $49,719     $48,089       $1,086         $244          $  265             $36          $0
                                       -------     -------     --------      -------         -------         -------     --------
  C.   TOTAL EARNING ASSETS            $96,464     $80,396       $8,545       $7,223          $  265             $36          $0

II.    COST OF FUNDS (DEPOSITS)

  A.   CERTIFICATE OF DEPOSITS         $26,052     $17,543       $8,379         $110          $   20              $0          $0
  B.   MONEY MARKET ACCOUNTS            29,399       1,633       13,678       14,087               0               0           0
  C.   TRANSACTION ACCOUNTS              5,480         235          705        1,858           1,336           1,347           0
  D.   SAVINGS ACCOUNTS                  3,063         131          394        1,038             747             753           0
                                       -------     -------     --------      -------         -------         -------     -------
       TOTAL COST OF FUNDS             $63,994     $19,542      $23,156      $17,093          $2,103          $2,100          $0

III.   INTEREST SENSITIVE ASSETS       $96,464     $80,396       $8,545       $7,223            $265             $36          $0

IV.    INTEREST SENSITIVE LIABILITIES  $63,994     $19,542      $23,156      $17,093          $2,103          $2,100          $0
                                       -------     -------     --------      -------         -------         -------     -------
V.     GAP                             $32,470     $60,854     ($14,611)     ($9,870)        ($1,838)        ($2,064)         $0

VI.    CUMULATIVE GAP                  $32,470     $60,854      $46,243      $36,373         $34,535         $32,471     $32,471

VII.   GAP RATIO                          1.51        4.11         0.37         0.42            0.13            0.02

VIII.  CUMULATIVE RATIO                   1.51        4.11         2.08         1.61            1.56            1.51        1.51

IX.    GAP AS A % OF TOTAL ASSETS        30.10       56.41       -13.54        -9.15           -1.70           -1.91        0.00

X.     CUMULATIVE GAP AS A % OF          30.10       56.41        42.87        33.72           32.02           30.10       30.10
            TOTAL ASSETS


PART II  -  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
          No material developments from that which was reported in the Form 10-K dated March 31, 1998 for the year ended December 31, 1997.


ITEM 2 - CHANGES IN SECURITIES
          None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Annual Meeting of shareholders minutes are attached
          (Exhibit #1) The annual meeting was held April 22,
           1998.

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

                                   SUMMIT BANCSHARES, INC.
                                   REGISTRANT



  DATE:                             BY:
       -------------------              --------------------------
                                         SHIRLEY W. NELSON
                                         CHAIRMAN AND CEO
                                         (PRINCIPAL EXECUTIVE OFFICER)


  DATE:                             BY:
       -------------------              --------------------------
                                         KIKUO NAKAHARA
                                         CHIEF FINANCIAL OFFICER
                                         (PRINCIPAL FINANCIAL OFFICER)



                The remainder of this page is intentionally left blank

18