Form 10-Q
period 1998-09-30
SUMMIT BANCSHARES INC/CA
filed 1998-11-16
CIK 353203

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.   20549

                                   FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


              FOR QUARTER ENDED:               SEPTEMBER 30, 1998

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

                        issued as of September 30, 1998

PART I - FINANCIAL INFORMATION


ITEM 1                                                           PAGE
SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS

              Consolidated Balance Sheets ......................  3

              Consolidated Statements of Income ................  4

              Consolidated Statement of Cash Flows .............  5

              Consolidated Statement of Changes in Shareholders'
              Equity............................................  6

              Notes to Financial Statements.....................  7-8

              Interest Rate Risk Reporting Schedule.............  9-12


ITEM 2

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..............  13-22



                      PART II - OTHER INFORMATION

ITEMS 1-6 .......................................................  23


SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
FINANCIAL POSITION SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
             (UNAUDITED)


ASSETS                                                                      09/30/98                       12/31/97
--------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                 $  5,500,807                   $  8,664,015
Federal funds sold                                                        26,740,000                     12,910,000
                                                                        ------------                  -------------
Cash and cash equivalents                                                 32,240,807                     21,574,015
Time deposits with other financial institutions                           13,945,742                      5,644,000
Investment securities (fair value of $13,516,393 at
  September 30, 1998 and $12,515,656 at
  December 31, 1997 ) held to maturity                                    13,499,259                     12,496,651
Loans, net of allowance for loan losses of
  $1,318,201 at September 30,1998 and
  $1,240,649 at December 31, 1997                                         54,110,592                     60,832,859
Other real estate owned                                                    1,359,342                      1,222,080
Premises and equipment, net                                                1,031,759                        872,619
Interest receivable and other assets                                       4,212,964                      1,699,307
                                                                        ------------                  -------------
Total Assets                                                            $120,400,465                   $104,341,531
                                                                        ------------                  -------------
                                                                        ------------                  -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand                                                                  $ 36,466,099                   $ 31,062,481
Interest-bearing transaction accounts                                     33,991,313                     33,012,655
Savings                                                                    2,986,083                      2,264,538
Time certificates $100,000 and over                                       28,045,455                     18,828,044
Other time certificates                                                    3,684,349                      5,264,024
                                                                        ------------                  -------------
Total Deposits                                                           105,173,299                     90,431,742
Interest payable and other liabilities                                     1,358,855                      1,031,120
                                                                        ------------                  -------------
Total Liabilities                                                        106,532,154                     91,462,862

SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
 2,000,000 shares authorized, no shares outstanding                                0                              0
Common Stock, no par value
 3,000,000 shares authorized;
 438,035 shares outstanding at September 30, 1998 and
 436,565 shares outstanding at December 31, 1997                           3,721,630                      3,709,145
Retained Earnings                                                         10,146,681                      9,169,524
                                                                        ------------                  -------------
Total Shareholders' Equity                                                13,868,311                     12,878,669

Total Liabilities and Shareholders' Equity                              $120,400,465                   $104,341,531
                                                                        ------------                  -------------
                                                                        ------------                  -------------


The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



                                          THREE MONTHS          THREE MONTHS          NINE MONTHS          NINE MONTHS
                                          ENDED 9-30-98         ENDED 9-30-97         ENDED 9-30-98        ENDED 9-30-97
INTEREST INCOME:
Interest and fees on loans                  $1,494,579         $   1,734,955         $   4,637,926      $    4,862,668
Interest on time deposits with other
  financial institutions                       128,126               109,901               311,401             361,721

Interest on U.S. government
  treasury securities                          197,020               164,809               574,862             476,864
Interest on federal funds sold                 403,006               123,935               891,124             403,649
                                           -----------         -------------          ------------      --------------
Total interest income                        2,222,731             2,133,600             6,415,313           6,104,902

INTEREST EXPENSE:
Interest on deposits                           605,167               490,047             1,622,908           1,412,622
                                           -----------         -------------          ------------      --------------
Total interest expense                         605,167               490,047             1,622,908           1,412,622
                                           -----------         -------------          ------------      --------------
Net interest income                          1,617,564             1,643,553             4,792,405           4,692,280
Provision for loan losses                          -                  65,000               100,000             165,000
                                           -----------         -------------          ------------      --------------
Net interest income
after provision for loan losses              1,617,564             1,578,553             4,692,405           4,527,280


NON-INTEREST INCOME:
Service charges on deposit accounts            115,837               114,789               348,861             327,930
Other customer fees and charges                 21,079                25,532                50,991              56,495
                                           -----------         -------------          ------------      --------------
Total non-interest income                      136,916               140,321               399,852             384,425

NON-INTEREST EXPENSE:
Salaries and employee benefits                 589,643               541,675             1,608,950           1,549,253
Occupancy expense                              103,257                95,497               305,341             278,115
Equipment expense                               65,147                36,239               166,275             107,389
Other                                          227,039               276,504               747,488             843,132
                                           -----------         -------------          ------------      --------------
Total non-interest expense                     985,086               949,915             2,828,054           2,777,889
Income before income taxes                     769,394               768,959             2,264,204           2,133,816
Provision for income taxes                     324,863               330,128               948,156             900,177
                                           -----------         -------------          ------------      --------------
Net Income                                    $444,531              $438,831            $1,316,048          $1,233,639
                                           -----------         -------------          ------------      --------------
                                           -----------         -------------          ------------      --------------
EARNINGS PER SHARE:
Earnings per common share                        $1.01                 $1.02                 $3.01               $2.87
Earnings per common share assuming
 dilution                                        $0.95                 $0.95                 $2.80               $2.66
Weighted average shares outstanding            438,035               429,483               437,636             429,483
Weighted avg. shrs. outsdg. assuming
 dilution                                      469,973               463,020               469,574             463,020
                                           -----------         -------------          ------------      --------------
                                           -----------         -------------          ------------      --------------


The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND  1997
                 (UNAUDITED)

                                                                                 NINE MONTHS             NINE MONTHS
                                                                                ENDED 9-30-97           ENDED 9-30-98
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                                                $  5,511,818           $   6,050,029
Fees received                                                                         800,017                 706,317
Interest paid                                                                      (1,395,529)             (1,623,415)
Cash paid to suppliers and employees                                               (2,464,407)             (2,717,211)
Income taxes paid                                                                    (850,000)             (1,049,365)
                                                                                 -------------          --------------
Net cash provided by operating activities                                           1,601,899               1,366,355

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in time deposits with
   other financial institutions                                                     3,268,000              (8,301,742)
Maturity of investment securities                                                   3,011,047              10,997,392
Purchase of investment securities                                                  (6,296,420)            (12,000,000)
Net (increase) decrease in loans to customers                                     (10,436,646)              6,679,776
Recoveries on loans previously charged-off                                              2,250                  31,462
(Increase) decrease in premises and equipment                                        (143,920)               (337,513)
                                                                                 -------------          --------------
Net cash provided by (used in) investing activities                               (10,595,689)             (2,930,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in demand, interest
   bearing transaction, and savings deposits                                        5,781,923               7,103,821
Net increase (decrease) in time deposits                                              465,852               7,637,736
(Increase) decrease in other assets                                                   361,447              (2,184,089)
Exercise of stock options                                                                   0                  18,755
Repurchase of common stock                                                           (221,198)                 (6,270)
Dividends paid                                                                       (320,756)               (338,891)
                                                                                 -------------          --------------
Net cash provided by (used in) financing activities                                 6,067,268              12,231,062
                                                                                 -------------          --------------
Net increase (decrease) in cash and cash equivalents                               (2,926,522)             10,666,792
Cash and cash equivalents at the
   beginning of the year                                                           19,168,515              21,574,015
                                                                                 -------------          --------------
Cash and cash equivalents at the end of the year                                 $ 16,241,993           $  32,240,807
                                                                                 -------------          --------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income                                                                       $  1,233,639           $   1,316,047
Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and amortization                                                         145,025                 178,938
Provision for loan losses and OREO losses                                             165,000                 100,000
(Increase) decrease in interest receivable                                           (150,183)                (31,434)
Increase (decrease) in unearned loan fees                                             (27,309)                (27,385)
Increase (decrease) in accrued interest payable                                        17,093                    (507)
(Increase) decrease in prepaid expenses                                               (20,678)                (85,872)
Increase (decrease) in accounts payable                                               189,136                  17,777
Increase (decrease) in income taxes payable                                            50,176                (101,209)
                                                                                 -------------          --------------
Total adjustments                                                                     368,260                  50,308
                                                                                 -------------          --------------
Net cash provided by operating activities                                        $  1,601,899           $   1,366,355
                                                                                 -------------          --------------

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                 (UNAUDITED)


                                                                   NUMBER OF
                                                                    SHARES            COMMON           RETAINED
                                                                  OUTSTANDING          STOCK           EARNINGS           TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                         436,565        $3,709,145        $9,169,524        12,878,669

Stock Options Exercised                                                1,580            18,755                 0            18,755

Repurchase of Common Stock                                              (110)           (6,270)                0            (6,270)

Issuance of cash dividends of $.75 per share                               0                 0          (338,891)         (338,891)

Net Income                                                                 0                 0         1,316,048         1,316,048

Balance at September 30, 1998                                        438,035         3,721,630        10,146,681        13,868,311

Balance at December 31, 1996                                         433,209         3,830,343         8,108,800        11,939,143

Stock Options Exercised                                                9,000            90,000                 -            90,000

Repurchase of Common Stock                                            (6,644)         (221,197)                0          (221,197)

Issuance of cash dividends of $.75 per share                               0                 0          (320,756)         (320,756)

Net Income                                                                 0                 0         1,233,639         1,233,639

Balance at September 30, 1997                                        435,565         3,699,146         9,021,683        12,720,829

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1998 and the results of operations for the nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1997 Annual Report to Shareholders, which is incorporated by reference in the Company's 1997 annual report on Form 10-K. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

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

SFAS 128 replaces current earnings per share reporting requirements and requires a dual presentation of basic and diluted earnings per share. Earnings per share excludes dilution and is computed by dividing net income by the weighted average common shares outstanding of 438,035 and 457,477 during the nine months ended September 30, 1998 and 1997, respectively. Diluted earnings per share reflects the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Bank's Stock Option Plans. Diluted earnings per share under SFAS 128 would not have been significantly different than primary earnings per share currently reported for the periods.

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

       INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

                 The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended September 30, 1998. The table presents each major category of interest-earning assets and interest bearing-liabilities.

                    INTEREST RATE RISK REPORTING SCHEDULE

       REPORTING INSTITUTION:  SUMMIT BANK              REPORTING DATE: 9-30-98

                                           REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT
                                            ($000.00)
                                              OMITTED         UP       > 3        > 1        > 3         > 5       OVER
                                                TOTAL          3       < 1        < 3        < 5        < 10   10 YEARS
I.      EARNING ASSETS

     A. INVESTMENTS:
     1. U. S. TREASURIES                       $2,499     $1,000     $1,499         $0         $0          $0         $0
     2. U. S. AGENCIES                         11,000      2,000      9,000      1,800          0           0          0
     3. FED FUNDS SOLD                         26,740     26,740          0          0          0           0          0
     4. PURCHASED CDS                          13,946        693      7,329      5,924          0           0          0
                                           ----------  ---------  ---------   --------     ------     -------    -------
        TOTAL INVESTMENTS                     $54,185    $30,433    $17,828     $7,724         $0          $0         $0

     B. LOANS                                 $53,097    $51,432       $753       $814       $106      $3,463         $0
                                           ----------  ---------  ---------   --------     ------     -------    -------
        TOTAL LOANS                           $53,097    $51,432       $753       $814       $106      $3,463         $0

     C. TOTAL EARNING ASSETS                 $107,282    $81,865    $18,581     $8,538       $106      $3,463         $0

 II.   COST OF FUNDS (DEPOSITS)

     A. CERTIFICATE OF DEPOSITS               $31,730    $23,025     $8,603        $82        $20          $0         $0
     B. MONEY MARKET ACCOUNTS                  28,575      3,897     10,986     13,692          0           0          0
     C. TRANSACTION ACCOUNTS                    6,200        266        797      2,102      1,511       1,524          0
     D. SAVINGS ACCOUNTS                        2,986        128        384      1,012        728         734          0
                                           ----------  ---------  ---------   --------     ------     -------    -------
        TOTAL COST OF FUNDS                   $69,491    $27,316    $20,770    $16,888     $2,259      $2,258         $0

 III.  INTEREST SENSITIVE ASSETS             $107,282    $81,865    $18,581     $8,538       $106      $3,463         $0

  IV.  INTEREST SENSITIVE LIABILITIES         $69,491    $27,316    $20,770    $16,888     $2,259      $2,258         $0
                                           ----------  ---------  ---------   --------     ------     -------    -------
   V.  GAP                                    $37,791    $54,549    ($2,189)   ($8,350)   ($2,153)     $1,205         $0

  VI.  CUMULATIVE GAP                         $37,791    $54,549    $52,360    $44,010    $41,857     $43,062    $43,062

 VII.  GAP RATIO                                 1.54       3.00       0.89       0.51       0.05        0.00

VIII.  CUMULATIVE RATIO                          1.54       3.00       2.09       1.65       1.60        1.54       1.54

  IX.  GAP AS A % OF TOTAL ASSETS               32.10      46.33      -1.86      -8.62      -1.83       -1.92       0.00

   X.  CUMULATIVE GAP AS A % OF                 32.10      46.33      49.47      35.85      34.02       32.10      32.10
              TOTAL ASSETS

                         WEIGHTED AVERAGE SHARES
                   NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                                                               FULLY         PRIMARY

A. COMMON STOCK                                                                  ANNUAL      437636.36       437636.36
                                                                              (3RD QTR)      438035.00       438035.00
                                                             NO OF
                                                              DAYS
   436565.00                       12-31-97(BAL FWD)     ---------
   436565.00                              TO 1-14-98         13.00           5675345.00
   436455.00                              TO 1-26-98         12.00           5237460.00
   437455.00                              TO 4-01-98         65.00          28434575.00
   437455.00                              TO 5-27-98         57.00          24934935.00
   438035.00                              TO 6-30-98         34.00          14893190.00
   438035.00                              TO 9-30-98         92.00          40299220.00
                                                                                   0.00
                                                                                   0.00
                                                         ---------         ------------
                                                            273.00         119474725.00

    AVERAGE SHARES OUTSTANDING
     FOR THE YEAR                                                            437636.36

    AVERAGE SHARES OUTSTANDING
     FOR THE 3RD QUARTER                                                    438035.00

                             OPTIONS-FULLY

        USE HIGHER OF YEAR END PRICE OR AVERAGE PRICE

        YEAR END PRICE/QTR END      52.875
        AVERAGE PRICE               53.341

        USE YEAR END PRICE OF                               52.875     31850.59
                                                      ------------



           NO OF            YEAR END         OPTION           NO OF
          SHARES               PRICE          PRICE          SHARES
      -----------  -----------------      ---------    ------------
MZ       2900.00              52.875          13.50          2,160
SN      15689.00              52.875          10.00         12,722
SN       8333.00              52.875          12.00          6,442
TW        400.00              52.875          12.25            307
SN        978.00              52.875          13.25            733
DD       2500.00              52.875          13.00          1,885
MZ       1045.00              52.875          13.00            788
AC        400.00              52.875          13.00            302
TW       1500.00              52.875          13.00          1,131
SN       4000.00              52.875          17.75          2,657
MZ       2000.00              52.875          17.75          1,329
DD       1000.00              52.875          17.75            664
TW       1000.00              52.875          17.75            664
AC        100.00              52.875          17.75             66



                 OPTIONS-PRIMARY
                 ---------------

                 AVERAGE PRICE FOR THE YEAR                 53.341                   31937.82
                                                      ------------

            NO OF           YEAR END         OPTION           NO OF
           SHARES              PRICE          PRICE          SHARES
      -----------  -----------------      ---------    ------------

SN       15689.00             53.341          10.00          12,748
SN        8333.00             53.341          12.00           6,458
MZ        2900.00             53.341          13.50           2,166
TW         400.00             53.341          12.25             308
SN         978.00             53.341          13.25             735
DD        2500.00             53.341          13.00           1,891
MZ        1045.00             53.341          13.00             790
AC         400.00             53.341          13.00             303
TW        1500.00             53.341          13.00           1,134
SN        4000.00             53.341          17.75           2,669
MZ        2000.00             53.341          17.75           1,334
DD        1000.00             53.341          17.75             667
TW        1000.00             53.341          17.75             667
AC         100.00             53.341          17.75              67


TOTAL SHARES 3RD QUARTER                          469885.59       469972.82

TOTAL SHARES YEAR-TO-DATE                         469486.94       469574.18

NET INCOME 3RD QUARTER                             $444,531        $444,531

NET INCOME YEAR TO DATE, 1998                    $1,316,047      $1,316,047

EARNINGS PER SHARE 3RD QUARTER                       $0.946          $0.946

EARNINGS PER SHARE, YTD                              $2.803          $2.803

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

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

FINANCIAL CONDITION

LIQUIDITY MANAGEMENT

The consolidated loan-to-deposit ratio at September 30, 1998 was 51.4% which was a decrease from 72.3% for the same period in 1997. Total outstanding loans as of September 30, 1998 decreased $7,453,000 compared to the same period a year ago while total deposits increased $18,416,000 versus the same time last year. The decrease in loans was mainly due to Summit maintaining it's lending standards during a period of increased competition that resulted in a lowering of lending standards throughout the marketplace. The increase in deposits is mainly due to Bank's effort in marketing its products. The average loan-to-deposit ratio for the third quarter of 1998 was 49.5%, down from 71.5% for the same period last year. This decrease was caused by an increase in average total deposits of $1,770,000 or 21.3% while average total loans decreased $6,281,000 or 11.2%. Management continues to seek growth and acquisition of quality credits.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, investment securities and federal funds sold totaled $59,686,000 on September 30, 1998. This amount represented 56.75% of total deposits in comparison to the liquidity ratio of 39.9% as of September 30, 1997. This increase is primarily a result of a decline in loan growth and an increase in deposits. It is management's belief that the current liquidity level is appropriate given current economic conditions and is sufficient to meet current needs.

The Company is not aware of any current recommendations by the regulatory authorities, which, if they were implemented, would have a material effect on the Company.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.

                           INVESTMENT COMPARATIVE
                              ($000.00 Omitted)




                        9-30-98          %          12-31-97        %        9-30-97         %
Fed funds sold          $26,740         49%          $12,910        42%       $6,340        26%
Interest bearing
   deposits              13,946         26%            5,644        18%        6,339        26%
Securities               13,499         25%           12,497        40%       12,045        48%


Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on September 30, 1998 were comprised of $2,499,000 in U. S. Gov't notes and $11,000,000 in U.S. Gov't agencies.


CHANGES IN FINANCIAL POSITION

As of September 30, 1998, total deposits increased $14,741,000 from December 31, 1997 while at the same time total loans outstanding decreased $6,722,000. Total deposits as of September 30, 1998 were $105,173,000, an increase of 21.1% from $86,757,000 as of September 30, 1997. Total loans as of September 30, 1998 were $54,111,000, a decrease of 13.78% from $62,758,000 as of September 30, 1997.

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.

                             DEPOSIT COMPARATIVE
                              ($000.00 Omitted)


                        9-30-98     %      12-31-97     %         9-30-97     %
Demand                  $36,466    35%      $31,062    34%        $28,365    33%

Savings                   2,986     3%        2,265     3%          2,894     3%

Interest bearing         33,991    32%       33,013    36%         33,685    39%
 Trans. Deposits

Other time               31,730    30%       24,092    27%         21,813    25%

The following table sets forth the amount of loans outstanding by each category and the percent of total loans outstanding at the dates specified.

                             LOAN COMPARATIVE
                            ($000.00 Omitted)

                          9-30-98     %     12-31-97       %     9-30-97       %
Commercial                $40,767    74%     $44,044      71%    $43,521      69%
Real estate-const           4,429     8%       7,471      12%     10,017      16%
Real estate-other           5,512    10%       4,850       8%      3,540       6%
Installment/other           4,721     8%       5,706       9%      5,680       9%



NON-PERFORMING ASSETS

The following table provides information with respect to the subsidiary Bank's past due loans and components for non-performing assets at the dates indicated.

                          NON-PERFORMING ASSETS
                            ($000.00 Omitted)

                                   9-30-98  12-31-97  9-30-97
Loans 90 days or more past
 due & still accruing               $    0    $  408   $  404
Non-accrual loans                      406       176      157
Other real estate owned              1,359     1,222    1,222
                                    ------    ------   ------
   Total non-performing assets      $1,765    $1,806   $1,783
                                    ------    ------   ------
                                    ------    ------   ------
Non-performing assets to
  period end loans plus
  other real estate owned             3.11%     2.85%    2.84%

Allowance to non-performing
  loans                                325%      212%     213%

Allowance to non-performing
  assets                                75%       68%      67%


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

The decrease in non-performing assets from September 30, 1997 to September 30, 1998 is due primarily to a decrease in loans 90 days past due and non-accrual loans of $324,000 and an increase of $137,000 in OREO. Of the $406,000 total loans 90 days or more past due and still accruing in 1998, $54,000 is guaranteed by Small Business Administration.

The total OREO amount, $1,359,000, is related to three properties. One of the properties is vacant land in the Oakland Hills, the second property is two continguous parcels in the Danville/Diablo Mountain area of Alameda County. The third property is located on flame drive in Pacheco and consists of three lots. The parcel in Danville was sold after the end of the quarter for a modest profit, reducing the OREO balance to $212,000. The Bank is actively marketing the other two parcels.

CAPITAL POSITION

As of September 30, 1998, Shareholders' Equity was $13,868,000. This represents an increase of $1,147,000 or 9.0% over the same period last year. Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $2,500,000 of its stock. As of September 30, 1998, the Company has repurchased a total of 158,872 shares of the Company stock constituting 29.5% of the Company's original stock prior to the repurchase program, at a total cost of $2,313,438, or an average price per share of $14.56. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders. The program has not affected the Company's liquidity or capital position or its ability to operate as the Company's capital growth has exceeded its asset growth. In addition, the Company's subsidiary Bank remains more than well-capitalized under current regulations.

The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same as of September 30, 1998:


                                           Minimum
                   Capital Ratio    Regulatory Requirement
Tier 1 Capital        18.22%                4.00%
Total Capital         20.48%                8.00%
Leverage Ratio        11.85%                3.00%

The Company is not aware of any current recommendations by the regulatory authorities which if they were implemented would have a material effect on the Company.

RESULTS OF OPERATIONS


NET INTEREST INCOME

Total interest income including loan fees increased from $6,105,000 for the first nine months of 1997 to $6,415,000 for the same period in 1998. Although loan income decreased, the increase in deposits caused an increase in investment income. Loan fees showed a decrease of $104,051 compared to the same period last year reflective of the decrease in loan growth. The yield on loans and fees decreased 71 basis points over the same period last year. The increase in interest income from investments was due to an increase in volume as the yield decreased 10 basis points compared to the same period in 1997. Average total investments was $12,822,000 higher than the same period last year due to deposit growth.

Interest expense increased from $1,413,000 at the end of the first nine months of 1997 to $1,623,000 in 1998. This increase was due to an increase in average interest-bearing deposit accounts of $8,105,000 during the first nine months of 1998 versus the same period last year. The average cost of funds for the period ending September 30, 1998 was 18 basis points more than the same period last year. As a result of these factors, net interest margin for the first nine months of 1998 was 6.52% compared to 7.31% for the same period last year.

For the third quarter, total interest income including loan fees increased from $2,134,000 in 1997 to $2,223,000 for the same period in 1998. This increase is due to an increase in securities income. Average loan volume for the third quarter of 1998 showed a decrease of $6,281,000 from the same period last year. Yield on loans for the third quarter of 1998 was 11.47% compared to 11.96% for the same period last year. For the third quarter of 1998, total interest income on investments increased $311,000. This increase was attributable to an average investment volume increase of $25,232,000 and an interest yield decrease from 5.78% in the third quarter of 1997 to 5.46% for the same period in 1998.

For the third quarter of 1998, interest expense increased $115,000 compared to the same period in 1997. Average outstanding interest bearing deposits increased from $58,131,000 in the third quarter of 1997 to $69,424,000 in the third quarter of 1998. Average cost of funds for the same period was 3.73% in 1998 compared to 3.37% in 1997. As a result of these factors, net interest income for the third quarter of 1998 increased $39,000, or 2.47%, compared to the same period in 1997.

OTHER OPERATING INCOME

Service charges on deposit accounts as of the end of the first nine months of 1998 increased to $349,000 versus $328,000 for the same period in 1997. The increase was due to increased fees collected in service charges related to the collection of NSF fees on commercial accounts.

Service charges on deposit accounts for the third quarter of 1998 increased $1,100 compared to the same period last year due to increased collection of fees associated with the collection of NSF fees on commercial accounts. Other customer fees and charges decreased $4,500 for the present quarter associated with increased fees from merchant activities.

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

The following table summarizes the activity in the Bank's allowance for credit losses for the nine months ended September 30, 1998 and 1997.


                                          NINE MONTHS  ENDED
                                          ------------------
                                           (000.00 Omitted)
                                          9-30-98    9-30-97
Balance, beginning of the period           $1,238     $1,070
Provision for loan losses                     100        165
Recoveries                                     31          2
Loans charged-off                             (51)      (43)
                                           ------     ------
Balance, end of the period                 $1,318     $1,194


The balance in the allowance for loan losses at September 30, 1998 was 2.38% of total loans compared to 1.90% of total loans at September 30, 1997.

OTHER OPERATING EXPENSES

Total other operating expenses increased $50,000 as of the end of the first nine months of 1998 compared to the same period last year. This increase was primarily due to an increase in salaries and employee expense. The Bank's commitment to grow increased the number of employees from 39 to 46 primarily in the sales area. The increase was also attributed to increase in regular raises in pay, increased cost of benefits and bonuses related to sales.

For the third quarter of 1998, operating expenses increased $35,000 compared to the same period last year for the same reasons mentioned above.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes as of the end of the first nine months of 1998 increased from $900,000 in 1997 to $948,000. This increase is attributable to increased income from regular business operations. For the same period in 1998 the Company's total effective tax rate was 41.9% compared to 41.8% in 1997.

For the third quarter of 1998, the provision for income taxes decreased $6,000 compared to the third quarter of 1997. The effective tax rate for this period was 42.3% versus 42.9% for the same period last year.

NET INCOME

Net income for the first nine months of 1998 increased to $1,316,000 from $1,234,000 for the same period in 1997, or an increase of 6.6%. Third quarter net income increased $6,000 or 1.47% over the same period last year.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

In regard to the year 2000 issue, the Company has conducted a review of its computer systems to identify the systems that could be affected and has developed an implementation plan to resolve the issue. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in a major system failure or miscalculations including but not limited to, a temporary inability to process transactions, send statements, or engage in similar day to day business activities. The Extent of the potential impact of the Year 2000 Problem is not yet known and if not timely corrected, it could affect the global economy.

Management has assessed the extent of vulnerability of the Bank's computer systems to the problem, and expects its year 2000 date conversion project to be completed on a timely basis.

To date, the Company has completed approximately 50 percent of the testing deemed to be required on the Bank's computer systems. Included in this process, was an upgrade to the Banker II system that performs the Bank's core processing. This upgrade has been installed and tested by several other banks that use the Banker II systems with no apparent problems.

During the execution of this project, the Company will incur internal staff costs as well as other expenses related to enhancements necessary to prepare the systems for the year 2000.

The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that no-compliant third party computers could impact the Company's computer systems. Therefore, the Company has taken steps to communicate with the third parties, such as wire transfer systems, telephone systems, electric companies and other companies with which it deals to coordinate Year 2000 compliance but could be adversely affected if it or the unrelated third parties are unsuccessful. The Company is also assessing the impact, if any, the Year 2000 may have on its large loan (credit risk) and deposit customers.

The expense of the year 2000 project as well as the related potential effect on the Company's earning is not expected to have a material effect on its financial position or results of operations. As of September 30, 1998, the costs related to the Year 2000 project are approximately $60,000.

Contingency Plans

Management, in conjunction with its Year 2000 and Disaster Recovery program, is in the process of modifying its disaster recovery plans to include the response to a Year 2000 problem in a most likely worst case scenario.

PART II  -  OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS
          No material developments from that which was reported in the Form 10-K dated March 31, 1998 for the year ended December 31, 1997.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
          None

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


                                   SUMMIT BANCSHARES, INC.
                                   REGISTRANT



  DATE:                            BY:
       -------------------            ----------------------------
                                        SHIRLEY W. NELSON
                                        CHAIRMAN AND CEO
                                        (PRINCIPAL EXECUTIVE OFFICER)


  DATE:                            BY:
       -------------------            ----------------------------
                                        KIKUO NAKAHARA
                                        CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL OFFICER)




 The remainder of this page is intentionally left blank



24