Form 10-K405
period 1998-12-31
SUMMIT BANCSHARES INC/CA
filed 1999-03-31
CIK 353203

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

        FOR FISCAL YEAR ENDED                         COMMISSION FILE NUMBER
              DECEMBER 31, 1998                                0-11108

                              SUMMIT BANCSHARES, INC.
               (Exact name of registrant as specified in its charter)

                    CALIFORNIA                        94-2767067
         (State of Incorporation)     (I.R.S. Employer Identification No.)

                     2969 Broadway, Oakland, California  94611
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

           Yes   X                                     No
               -----                                      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 7, 1999 was $13,956,541. For purposes of this calculation only, shares of common stock are deemed to have market value of $46.63 per share. The average of bid and asked prices on March 7, 1999, and each of the executive officers, directors and persons holding 5% or more of the outstanding common stock is deemed to be an affiliate.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                         452,667 shares no par common stock
                     issued and outstanding as of March 7, 1999

               Portions of Registrant's Annual Report to Shareholders
                    for the Fiscal Year Ended December 31, 1998
                         are incorporated by Reference into
                          Part II of This Form 10-K Report

                Portions of Registrant's Proxy Notice and Statement
                  of Annual Meeting of Shareholders to be Held on
                          May 19, 1999 are Incorporated by
                       Reference into Part III, Items 10, 11,
                         12 and 13 of this Form 10-K Report


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

     The Bank's main branch is located at 2969 Broadway, Oakland, California 94611 the telephone number is (510) 839-8800. In addition, the Bank has full service branches located at 1700 N. Main, Walnut Creek, California 94598. The telephone number is (925) 935-9220. An additional full service branch is located at Watergate III Tower at 2000 Powell Street, Emeryville, California 94608. The telephone number is (510) 428-1868. Also, on January 28, 1998, the Bank opened a new full service branch at 5820 Stoneridge Mall Road, Suite 100, Pleasanton, California 94588 which moved to new quarters located at 5673 W. Las Positas Blvd. Ste. 208, Pleasanton, California, 94588 in July of 1998. The telephone number is (925) 224-7788.

     Summit Bancshares, Inc. owns all of the capital stock of Summit Bank (the "Bank"), its subsidiary bank, and its activities during 1998 were limited to acting as the Bank's holding company.

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

     The Oakland and Emeryville branches of the Bank offer all of the services. The banking offices in Walnut Creek and Pleasanton offer the same services listed above, with the exception of safe deposit boxes.

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

SERVICE AREA

     The primary geographic market served by the Bank is considered to be all of Alameda County and most of Contra Costa County, except several cities and sparsely populated areas in the northern and easternmost sections. The excluded areas are Pinole, Hercules, Rodeo, Crockett, Port Costa, West Pittsburg and cities east of it and the sparsely populated areas east of Mt. Diablo. The areas served by the Bank include a substantial number of commercial businesses, a large health services complex and substantial residential population. In Alameda County, the health services complex includes three major hospitals, approximately 432 physicians and a wide variety of health related and other professionals, and small and medium-sized businesses. Contra Costa County includes three major hospitals, approximately 410 physicians some of which are also affiliated with the hospitals in Alameda County and other professionals and small and medium-sized businesses.

     The Walnut Creek office is about 16 miles northeast of the head office in Oakland and located in the central business district in Walnut Creek. The site is approximately one mile west of John Muir Hospital, which is a 343-bed hospital employing approximately 1200 people and accommodates a large staff of approximately 290 visiting physicians. The surrounding service area includes 4 convalescent hospitals, an acute psychiatric care facility, and the 204-bed Kaiser Foundation Hospital, which employs over 1000 people in downtown Walnut Creek and is staffed by approximately 89 physicians.

     The Emeryville office is a further extension of the Bank's plan to expand into areas, which will further utilize specialized services directed at medium-sized businesses and professionals. Located west of Interstate 80 at 2000 Powell Street, it services a commercial sector and an up-scale employee population.

     The Pleasanton office is about 30 miles southeast of the head office in Oakland and located in a commercial development known as Hacienda Industrial Park in the city of Pleasanton. It is also two blocks from Valleycare Medical Center.

     The Bank also obtains business clients from the various areas within the city of Oakland, adjacent to the John Muir and Kaiser areas of Walnut Creek, and in the industrial and commercial areas of Emeryville and Pleasanton. The Bank's customers are primarily business and professional persons working in the vicinity of each branch, officers and employees of businesses and professional firms serviced by the Bank, and residents of areas close to the Bank.

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

     In competing for deposits, the Bank is subject to certain limitations not applicable to non-bank financial institution competitors. Over the past years, legislative changes have enabled the Bank to compete more effectively for deposits with savings and loan institutions, but the Bank still remains at a competitive disadvantage when competing with money market funds.

     To compete with major financial institutions and other independent banks in its primary service areas, the Bank relies upon the experience of its executive officers in serving business clients, its specialized services, local promotional activity, and personal contacts by its officers, directors, and employees of the Company. For customers whose loan demands exceed the Bank's legal lending limit, the Bank arranges for such loans on a participation basis with correspondent banks as well as other independent banks.

REGULATION AND SUPERVISION

     THE COMPANY. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is registered as such with the Federal Reserve Board ("FRB"). A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the FRB and is required to obtain FRB approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank. The BHC Act further provides that the FRB shall not approve any such acquisition that would result in or further the creation of a monopoly, or the effect of which may be to substantially lessen competition, unless the anti competitive effects of the proposed transaction are clearly outweighed by the probable effect in meeting the convenience and needs of the community to be served.

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

     Directors of the Company, and the companies with which they are associated, have had and will continue to have banking transactions with the Bank in the ordinary course of the Bank's business. It is the firm intention of the Company that any loans and commitments to loan included in such transactions be made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectability or presenting other unfavorable features. At December 31, 1998, loans to directors totaled $366,000 or 2.6% of the Company's shareholders' equity.

     THE BANK. The Bank is a member of the Federal Deposit Insurance Corporation ("FDIC"), which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank pays a semi-annual assessment and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.

     The Bank is subject to regulation, supervision and regular examination by the California State Banking Department (the "Department"). Although the Bank is not a member of the Federal Reserve System, it is subject to regulation, supervision, but not examination by the FRB. The regulations of these agencies govern most aspects of the Bank's business, including the making of periodic reports by the Bank and the Bank's activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas.

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

     The FRB and the Superintendent have authority to prohibit a bank from engaging in business practices, which are considered to be unsafe or unsound. Depending upon the financial condition of the Bank and upon other factors, the FRB or Superintendent could assert that the payments of dividends or other payments by the Bank to the Company might be such an unsafe or unsound practice. Also, if the Bank were to experience either significant loan losses or rapid growth in loans or deposits, or some other event resulting in a depletion or deterioration of the Bank's capital account were to occur, the Company might be compelled by federal banking authorities to invest additional capital in the Bank necessary to return the capital account to a satisfactory level.

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

     INTERSTATE BANKING. In September 1986, California adopted an interstate banking law. The law allows California banks and bank holding companies to be acquired by banking organizations in other states on a reciprocal basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations solely within that state). The law took effect in two stages. The first stage, which became effective July 1, 1987, allowed acquisitions on a reciprocal basis within a region consisting of all 11 states (Alaska, Arizona, Colorado, Hawaii, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington) which currently permit acquisitions by California banking organizations of banks and bank holding companies in such states. The second stage, which became effective January 1, 1991, allows interstate acquisitions on a national reciprocal basis. The Company believes that this legislation will further increase competition as out-of-state financial institutions enter the California market. Most recently U.S. Bancorp purchased California Bancshares, Inc.; a community- based holding company with approximately 21 independent banks in the surrounding area in which the Bank operates. U. S. Bancorp was subsequently purchased by First Bank headquartered in Minneapolis. It is anticipated that such a purchase may in fact be beneficial to the Bank as it may open opportunities to prospects that enjoy dealing with a community bank. If there is a negative effect on the Bank it might be that this merger might increase the resources available to the 21 independent banks being purchased.

     CAPITAL ADEQUACY GUIDELINES. The FRB has issued capital adequacy guidelines establishing a risk-based capital framework consisting of a definition of capital comprised of a core component (essentially shareholders' equity less goodwill) ("Tier 1 capital"), a supplementary component ("Tier 2 capital"), a system for assigning assets & off-balance sheet items to four weighted risk categories (with higher levels of capital being required for the categories being perceived as representing greater credit risk) and a schedule for achieving a minimum risk-based capital ratio of 7.25% by the end of 1990 (which at least 3.625% should be in the form of common shareholders' equity) and 8% by the end of 1992 (which at least 4% should be in the form of common shareholders' equity). An institution's risk-based capital would be determined by dividing its qualifying capital by its risk -weighted assets.

     The guidelines make regulatory capital requirements more sensitive to the differences in risk profiles among banking institutions, take off- balance sheet items into account when assessing capital adequacy and minimize disincentives to holding liquid low-risk assets. In addition, the guidelines may require some banking institutions to increase the level of their common shareholders' equity. It is not anticipated that the guidelines will have a material adverse effect on the Company's financial condition or results of operations over the short term. At the end of 1998, the guidelines provided for a minimum risk-based capital ratio of 8%, and this provision may limit the Company's ability to increase its assets or require the Company to raise additional equity to facilitate growth.

     On August 2, 1990, the FRB adopted standards for compliance by banking organizations with risk-based capital guidelines to include a minimum leverage ratio of 4% of Tier 1 capital to total average assets (the "leverage ratio") based upon the definition of Tier 1 capital for 1998. The FRB emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and a favorable composite rating under the applicable regulatory rating system. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong well-run banking organization described above, will be required to maintain minimum capital ranging from 100 to 200 basis points in excess of the leverage ratio.

     The FRB leverage ratio establishes a new limit on the ability of banking organizations to increase assets and liabilities without increasing capital proportionately. In management's opinion, the leverage ratio will have no material effect on its capital needs in the foreseeable future. The Bank's leverage ratio at December 31, 1998 was 8.0% (See "Summit Bancshares, Inc. 1998 Annual Report - Footnote #8).

EMPLOYEES

     As of December 31, 1998, the Bank employed 43 full time employees and 3
part time employees for a total equivalent of 44.7 full time employees.   At the
present time there are no salaried employees of the Company.

            DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

   The following table summarizes the distribution, by amount (in thousands) and percentage of the daily average assets, liabilities, and shareholders' equity of Summit Bancshares, Inc. (consolidated) for the year ended December 31, 1998. Comparative figures for the years ended December 31, 1997 and 1996, are also provided:


ASSETS                                1998                   1997                     1996
                               AMOUNT      PERCENTAGE  AMOUNT  PERCENTAGE    AMOUNT       PERCENTAGE
Cash and Due
  From Banks                  $   7,231       6.49%   $ 6,858      7.20 %    $ 5,874         6.71%
Time Deposits with Other
Financial Institutions           10,948       9.82%     7,986      8.20 %     10,039         11.47
Investment
Securities:
     Taxable                     13,397      12.02%    10,923       11.39      8,522          9.74
     Non-taxable
Federal Funds
   Sold                          21,888      19.64%    10,105       10.54     11,428         13.05
Loans, Net                       53,992      48.44%    56,746       59.17     47,253         53.99
Other Assets                      3,994       3.59%     3,360        3.50      4,417          5.04
                              ---------------------------------------------------------------------
Total Assets                  $ 111,450     100.00%    95,888     100.00%    $87,533       100.00%
                              ---------------------------------------------------------------------
                              ---------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY
Deposits:
  Demand                         31,301      28.09%   $25,082      26.16%    $22,037        25.18%
  Interest Bearing-
  Transaction accounts           35,004      31.41%    32,914       34.33     29,751         33.99
  Savings                         2,878       2.58%     2,345        2.44      2,287          2.61
  Time                           28,106      25.22%    22,750       23.73     20,677         23.62
Other Liabilities                 1,074       0.96%       768        0.80      1,130          1.29
Shareholders Equity              13,087      11.74%    12,029       12.54     11,651         13.31
                              ---------------------------------------------------------------------

Total Liabilities &
Shareholders Equity           $ 111,450     100.00%   $95,888     100.00%    $87,533       100.00%
                              ---------------------------------------------------------------------
                              ---------------------------------------------------------------------

      The following is an analysis of Net Interest Income for 1998. Comparative figures for 1997 and 1996 are also presented on the following pages.
Non-accrual loans are included in the average balances. Balances are expressed in thousands of dollars.

                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                                                         Interest            Rates
                                                      Average             Income/            Earned/
                                                      Balance             Expense            Paid
                                                      -------            --------           --------
ASSETS

Time Deposits with Other
  Financial Institutions                             $ 10,948              $  629              5.75%
Investment Securities (footnote #1)                    13,397                 769              5.74
Federal Funds Sold                                     21,888               1,178              5.38
Loans (Interest and Fees)                              53,992               6,150 *           11.39
                                                -------------------------------------------------------

     Total Earning Assets                            $100,225              $8,726              8.71%
                                                -------------------------------------------------------
                                                -------------------------------------------------------

Cash and Due from Banks                                 7,231
Premises and Equipment                                    582
Other Assets                                             3412
                                                --------------

TOTAL ASSETS                                         $111,450
                                                --------------
                                                --------------

LIABILITIES AND SHAREHOLDERS EQUITY

Deposits:
  Demand                                             $ 31,301              $ ----              ----%
  Savings                                               2,878                  54              1.88
  Interest-bearing Transaction                         35,004                 737              2.11
  Time                                                 28,106               1,476              5.25
                                                -------------------------------------------------------

Total Deposits                                       $ 97,289              $2,267              2.33%
                                                -------------------------------------------------------
                                                -------------------------------------------------------

Other Liabilities                                       1,074
Shareholders Equity                                    13,087
                                                 -------------

TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                                  $111,450
                                                 -------------
                                                 -------------

AS A PERCENTAGE OF AVERAGE
TOTAL EARNING ASSETS:

Interest and Fee Income                                                    $8,726
Interest Expense                                                            2,267
                                                                       ----------
NET INTEREST INCOME AND MARGIN                                             $6,459            6.38%
                                                                       --------------------------------
                                                                       --------------------------------

*Includes loan fees of $516,000

1.) Investment income rate is not calculated on a tax equivalent basis.

                         FOR THE YEAR ENDED DECEMBER 31, 1997


                                                                         Interest                      Rates
                                                      Average             Income/                    Earned/
                                                      Balance             Expense                       Paid
                                                      -------             -------                       ----
ASSETS

Time Deposits with Other
  Financial Institutions                               $7,896                $450                      5.70%
Investment Securities (footnote #1)                    10,923                 665                       6.09
Federal Funds Sold                                     10,105                 556                       5.50
Loans (Interest and Fees)                              56,746               6,726  *                   11.85
                                                -------------------------------------------------------------

     Total Earning Assets                             $85,670              $8,397                      9.80%
                                                                        -------------------------------------
                                                                        -------------------------------------
Cash and Due from Banks                                 6,858
Premises and Equipment                                    826
Other Assets                                            2,534
                                                --------------

TOTAL ASSETS                                          $95,888
                                                --------------
                                                --------------

LIABILITIES AND SHAREHOLDERS EQUITY

Deposits:
  Demand                                              $25,082                $---                       ---%
  Savings                                               2,345                  45                       1.92
  Interest-bearing Transaction                         32,914                 637                       1.93
  Time                                                 22,750               1,258                       5.53
                                                -------------------------------------------------------------

Total Deposits                                        $83,091              $1,940                      2.33%
                                                                        -------------------------------------
                                                                        -------------------------------------

Other Liabilities                                         768
Shareholders Equity                                    12,029
                                                 -------------

TOTAL LIABILITIES AND                                 $95,888
SHAREHOLDERS EQUITY
                                                 -------------
                                                 -------------

AS A PERCENTAGE OF AVERAGE
TOTAL EARNING ASSETS:

Interest and Fee Income                                                    $8,397
Interest Expense                                                            1,940
                                                                        ----------

NET INTEREST INCOME AND MARGIN                                             $6,457                      7.47%
                                                                        -------------------------------------
                                                                        -------------------------------------

*Includes loan fees of $ 594,000

1.) Investment income rate is not calculated on a tax equivalent basis.

                         FOR THE YEAR ENDED DECEMBER 31, 1996


                                                                         Interest                      Rates
                                                      Average             Income/                    Earned/
                                                      Balance             Expense                       Paid
                                                      -------             -------                       ----
ASSETS

Time Deposits with Other
  Financial Institutions                              $10,039                $564                      5.62%
Investment Securities (footnote #1)                     8,522                 511                       6.00
Federal Funds Sold                                     11,428                 602                       5.27
Loans (Interest and Fees)                              47,253               5,699                      12.07
                                                 ------------------------------------------------------------

     Total Earning Assets                             $77,242              $7,376                      9.55%
                                                                       --------------------------------------
                                                                       --------------------------------------
Cash and Due from Banks                                 5,874
Premises and Equipment                                    872
Other Assets                                            3,545
                                                --------------

TOTAL ASSETS                                          $87,533
                                                --------------
                                                --------------

LIABILITIES AND SHAREHOLDERS EQUITY

Deposits:
  Demand                                              $22,037                $---                       ---%
  Savings                                               2,287                  43                       1.88
  Interest-bearing Transaction                         29,751                 628                       2.11
  Time                                                 20,677               1,267                       6.13
                                                 ------------------------------------------------------------

Total Deposits                                        $74,752              $1,938                      2.59%
                                                                       --------------------------------------
                                                                       --------------------------------------

Other Liabilities                                       1,130
Shareholders Equity                                    11,651
                                                 -------------

TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                                   $87,533
                                                --------------
                                                --------------

AS A PERCENTAGE OF AVERAGE
TOTAL EARNING ASSETS:

Interest and Fee Income                                                    $7,376
Interest Expense                                                            1,938
                                                                       -----------

NET INTEREST INCOME AND MARGIN                                             $5,438                      6.96%
                                                                       --------------------------------------
                                                                       --------------------------------------

*Includes loan fees of $ 457,000

1.) Investment income rate is not calculated on a tax equivalent basis.

     Following is an analysis of changes in Interest Income and Expense (in thousands of dollars) for 1998 over 1997. A similar comparison for 1997 over 1996 is on the following page. Changes not solely attributed to volume or rates have been allocated proportionately to volume and rate components.


                                                   1998 over 1997
INCREASE (DECREASE) IN                             --------------
INTEREST AND FEE INCOME           Volume                 Rate                 Total
                                  ------                 ----                 -----
Time Deposits with Other
 Financial Institutions                $300                $(121)                 $ 179

Investment Securities                   265                 (161)                   104

Federal funds Sold                      932                 (310)                   622

Loans, Net                              (27)                (549)                  (576)
                                       ----                 -----                 -----

Total Increase in
Interest and Fee Income               1,470               (1,141)                   329

INCREASE IN
INTEREST EXPENSE

Savings Deposits                         18                   (9)                     9

Interest-bearing Transaction             82                   18                    100

Time Deposits                           516                 (298)                   218

Total Increase in
Interest Expense                        616                 (289)                   327
                                        ---                 -----                   ---

INCREASE IN
NET INTEREST INCOME                     854                 (852)                     2
                                   -----------------------------------------------------


                                                            1997 over 1996
INCREASE (DECREASE) IN                                      --------------
INTEREST AND FEE INCOME                   Volume                 Rate                 Total
                                          ------                 ----                 -----
Time Deposits with Other
 Financial Institutions                       $  (122)                  $ 8               $ (114)

Investment Securities                             144                    10                  154

Federal funds Sold                                (72)                   26                  (46)

Loans, Net                                       1133                  (106)                1027
                                   --------------------------------------------------------------

Total Increase in
Interest and Fee Income                          1083                   (62)                1021
                                   --------------------------------------------------------------

INCREASE IN
INTEREST EXPENSE

Savings Deposits                                    2                     0                    2

Interest-bearing Transaction                       64                   (55)                   9

Time Deposits                                     126                  (135)                  (9)
                                   --------------------------------------------------------------

Total Increase in
Interest Expense                                  192                  (190)                   2
                                   --------------------------------------------------------------

INCREASE IN
NET INTEREST INCOME                              $891                  $128                $1019
                                   --------------------------------------------------------------

INVESTMENT SECURITIES

     The following table sets forth the book value as of December 31 for the securities indicated:

                                      1998              1997            1996
                                      ----              ----            ----
U.S. Treasury
  Securities                       $1,499,445       $ 5,496,831     $ 7,759,850

U.S. Agencies                      14,000,225         6,999,820       1,000,000

TOTAL                             $15,499,670       $12,496,651      $8,759,850
                                -----------------------------------------------

The amortized cost and estimated fair values of investment in debt securities for 1998 are as follows:

                                           Gross          Gross     Estimated
                        Amortized       Unrealized     Unrealized      Fair
                          Cost             Gains         Losses       Value
                          ----             -----         ------       -----
U.S. Treasury
 Securities            $ 1,499,445         $8,993        $     0   $ 1,508,438

U.S. Agencies           14,000,225              0         22,975    13,977,250

TOTAL                  $15,499,670         $8,993        $22,975   $15,485,688
                      --------------------------------------------------------

The amortized cost and estimated market value of debt securities at December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Estimated
                               Amortized                              Fair
                                  Cost                               Value
                                  ----                               -----
Due in one year or less       $6,499,445                          $ 6,506,763

Due after one year through
  Five years                    9,000,225                           8,978,925

           TOTAL              $15,499,670                         $15,485,688
                             ------------                        -------------

There were no sales of investments in debt securities during 1998.

      The following table is a summary of the relative maturities and yields of Summit Bancshares, Inc. investment securities as of December 31, 1998 and 1997. Yields on securities have been computed by dividing interest income, adjusted for amortization of premium and accretion of discount, by book values of the related securities.


                               Maturing               Maturing After One
                            Within One Year           Through Five Years          Total
                            ---------------           ------------------          -----
                        Amount              Yield      Amount      Yield     Amount        Yield
                        ------              -----      ------      -----     ------        -----
                        DECEMBER 31, 1998
U.S. Treasury
  Security                1,499,445         6.38%    $        0       0     1,499,445      6.38%

U.S. Agencies             5,000,000         4.91%     9,000,225    5.23%   14,000,225      5.12%
                        -------------------------------------------------------------------------
          TOTAL          $6,499,445         5.16%    $9,000,225    5.23%  $15,499,670      5.20%
                        -------------------------------------------------------------------------
                        -------------------------------------------------------------------------

                        DECEMBER 31, 1997
U.S. Treasury
  Security               $3,999,088         6.02%    $1,497,743    6.38%   $5,496,831      6.10%

U.S. Agencies             3,799,820         6.23%     3,200,000    6.15%    6,999,820      6.19%
                        -------------------------------------------------------------------------

          TOTAL           7,798,908         6.09%     4,697,743    6.22%  $12,496,651      6.14%
                        -------------------------------------------------------------------------
                        -------------------------------------------------------------------------

LOAN PORTFOLIO

COMPOSITION OF LOANS

     The following table shows the composition of loans (in thousands of dollars) of Summit Bancshares, Inc. as of December 31 for each respective year designated.


                                              1998          1997        1996
                                              ----          ----        ----
Commercial and
  Financial                                  $38,403       $44,044     $35,789
Real Estate, Including
Construction                                  10,733        12,321      10,571
Installment                                    5,196         5,706       6,119
Leases                                             0             0           0
                                            -----------------------------------
Sub Total                                     54,332        62,071      52,478

Less Unearned Lease Income                         0             0           0
Less Reserve for
Possible Loan Losses                          (1,319)       (1,238)     (1,070)
                                            -----------------------------------

TOTAL                                        $53,013       $60,833     $51,408
                                            -----------------------------------
                                            -----------------------------------

MATURITY, DISTRIBUTION AND INTEREST RATE
SENSITIVITY OF LOANS

     The following table shows the maturity distribution of loans (in thousands of dollars) as of December 31, 1998.


                                                  Loans with a Maturity of
                                     --------------------------------------------------
                                    One Year            One through           Over Five            Total
                                     Or Less            Five Years              Years              -----
                                     -------            ----------              -----
Commercial and                       $22,605              $11,096               $4,702             $38,403
  Financial

Real Estate
  Construction                         4,210                  850                    0               5,060
                                  -------------------------------------------------------------------------
TOTAL                                $26,815              $11,946               $4,702             $43,463
                                  -------------------------------------------------------------------------
                                  -------------------------------------------------------------------------

All but eight loans for $1,582,463 reported above which have maturities of over one year are at floating interest rates.

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 1998, financial instruments whose contract amounts represent credit risk:


Financial instruments whose contract
Amount represents credit risk:


                                                       CONTRACT AMOUNT
                                               -------------------------------
Commitments to extend credit in the Future                        $ 20,139,328

Standby letters of credit                                            1,130,767

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

Approximately 8.4% of the Company's loans are concentrated with health care professionals.

NON-PERFORMING LOANS AND
SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands of dollars)

                               Dec. 31, 1998     Dec. 31, 1997     Dec. 31, 1996
                               -------------     -------------     -------------
Non-Accrual Loans                    $651           $   176            $    0

90 days past due &
  Still accruing                      662               408                 0
                               -------------------------------------------------
Total non-accrual
 and 90 days past
  due loans                         1,313               584                 0

Other real estate owned               212             1,222             1,291
                               -------------------------------------------------

Total non-performing
 assets                            $1,525            $1,806            $1,291
                               -------------------------------------------------
                               -------------------------------------------------

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

     The total OREO amount, $212 ,000, is related to two properties. One of the properties is vacant land in the Oakland Hills. The second property is three lots located in Pacheco.

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

     An analysis of activity in the allowance for loan losses for the years ended December 31 is as follows:

                                     1998          1997           1996
                                     ----          ----           ----
Balance at beginning
  of period                       $1,238,012    $1,070,318     1,024,922
                                 ----------------------------------------
Provision for possible
  loan losses                        100,000       270,000       125,000
                                 ----------------------------------------

Loan charged off
  Commercial                          25,000        96,934        16,952
  Real Estate Construction                 0             0             0
  Installment                         26,374         8,372        66,152
                                 ----------------------------------------
    Total chargeoffs                  51,374       105,306        83,104
                                 ----------------------------------------

Recoveries

  Commercial                               0             0             0
  Real Estate Construction                 0             0             0
  Installment                         32,813         3,000         3,500
                                 ----------------------------------------
    Total recoveries                  32,813         3,000         3,500

Net Chargeoffs                        18,561       102,306        79,604
                                 ----------------------------------------

Balance at end of period          $1,319,451    $1,238,012    $1,070,318
                                 ----------------------------------------

Ratio of net chargeoffs
to average loans outstanding           0.03%          .18%          .18%
                                 ----------------------------------------
                                 ----------------------------------------

TIME DEPOSITS IN THE AMOUNT OF $100,000 AND OVER

     The following table sets forth by time remaining to maturity, Summit Bank's issuance of time deposits in the amount of $100,000 or more (in thousands of dollars) as of December 31 of the respective year designated:


                            1998                  1997                    1996
                            ----                  ----                    ----
                     Amount    Percentage   Amount    Percentage    Amount       Percentage
3 months or less     $22,407       78.7%   $12,171       64.6%     $10,621         69.5%

Over 3 through
6 months               3,854       13.5%     4,230        22.5       3,499          22.7

Over 6 through
12 months              2,201        7.7%     2,227        11.8       1,205           7.8


Over 12 months             0        0.0%       200         1.1           0             0
                   -----------------------------------------------------------------------
TOTAL                $28,462      100.0%   $18,828      100.0%     $15,325        100.0%
                   -----------------------------------------------------------------------
                   -----------------------------------------------------------------------

RETURN ON EQUITY AND ASSETS

     The following table shows key financial ratios for the years ending December 31, 1998, 1997 and 1996

                                      1998           1997         1996
                                      ----           ----         ----
Return on average assets              1.59%          1.78%        1.61%
Return on average
shareholders equity                  13.50%         14.20%       12.11%
Dividend payout ratio                49.69%         37.88%       48.70%
Average shareholders
equity as a percent of:
  Average Assets                     11.74%         12.54%       13.31%
  Average Deposits                   13.54%         14.48%       15.59%

INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

     The following table provides an interest rate sensitivity and interest rate risk analysis for the year ended 1998. The table presents each major category of interest-earning assets and interest-bearing liabilities.

                        INTEREST RATE RISK REPORTING SCHEDULE

 REPORTING INSTITUTION: SUMMIT BANK REPORTING DATE: 12/31/98

                                                         UP      > 3 MO     > 1 YR     > 3 YRS    > 5 YRS    OVER
                                           TOTAL      3 MO       < 1 YR     < 3 YRS    < 5 YRS    < 10 YRS   10 YRS
I.         EARNING ASSETS

   A.      INVESTMENTS
       1.  U.S. TREASURIES                    $1,499         $0    $1,499        $0        $0        $0          $0
       2.  U.S. AGENCIES                     $14,000      1,000     6,000     7,000         0         0           0
       3.  FED FUNDS                         $18,640     18,640         0         0         0         0           0
       4.  PURCHASED CD's                    $24,135      2,180     9,010    12,945         0         0           0
                                           -------------------------------------------------------------------------
                        TOTAL INVESTMENTS    $58,274    $21,820   $16,509   $19,945        $0        $0          $0

   B.      LOANS                             $51,410    $49,200      $627    $1,543       $40        $0          $0
                                           -------------------------------------------------------------------------

                                             $51,410    $49,200      $627    $1,543       $40        $0          $0
   C.      TOTAL EARNING ASSETS             $109,684    $71,020   $17,136   $21,488       $40        $0          $0

ii.        COST OF FUNDS (DEPOSITS)

   A.      CERTIFICATES OF DEPOSIT           $34,326    $25,282    $8,873      $149       $20        $2          $0
   B.      MONEY MARKET ACCOUNTS              28,565      3,895    10,982    13,687         0         0           0
   C.      TRANSACTION ACCOUNTS                8,230        352     1,058     2,790     2,006     2,023           0
   D.      SAVINGS ACCOUNTS                    2,136         92       275       724       521       525           0
                                           -------------------------------------------------------------------------
           TOTAL COST OF FUNDS                73,257     29,621    21,189    17,350     2,547     2,550           0

iii.       INTEREST SENSITIVE ASSETS        $109,685    $71,020   $17,136   $21,488       $40        $0          $0
IV.        INTEREST SENSITIVE LIABILITIES    $73,257    $29,621   $21,188   $17,350    $2,547    $2,550          $0
                                           -------------------------------------------------------------------------
V.         GAP                                36,428     41,399    (4,052)    4,138    (2,587)   (2,550)          0

VI.        CUMMULATIVE GAP                   $36,428    $41,399   $37,347   $41,485   $38,978   $36,428     $36,428

VII.       GAP RATIO                            1.50       2.40      .081      1.24       .02      0.00

VIII.      CUMMULATIVE RATIO                    1.50       2.40      1.74      1.61      1.55      1.50        1.50

IX.        GAP AS A % OF TOTAL ASSETS          29.22      33.21     (3.25)     3.32     (2.01)    (2.05)          0

X.         CUMMULATIVE GAP AS A % OF           29.22      33.21     29.96     33.28     31.27     29.22       29.22
                    TOTAL ASSETS

ITEM 2.  PROPERTIES

     The Bank leases the premises housing the permanent Head Offices for the Bank and the Company and a full service branch of the Bank, at 2969 Broadway, Oakland, California 94611, at the intersection of Broadway and 30th Street in the "Pill Hill" area. The premises consist of approximately 9,810 square feet located in a portion of a single story building on the southwest corner at the intersection. The lease terminates on July 31, 2002. The current monthly rent for the premises is $5,597.50 subject to yearly CPI adjustments.

     Since 1989, the Bank leased 1,400-sq. ft. of office space located at the corner of No. Main Street and Civic Drive in downtown Walnut Creek, for a full service branch. The new lease terminates on January 14, 2001. The lease provides for a monthly rent of $4,769.80, fixed for 12 years.

     The Emeryville Branch began operations in December 1985 on the ground floor of the Watergate III Building at 2000 Powell Street. The Bank currently leases approximately 2,200 square feet of space at this location, at a base rent of $2.05 per net rentable square foot ($5,105 per month). The term of this lease expires on 12/31/2001 with one three-year option.

     In September 1990, the Company purchased two contiguous parcels totaling 10,000-sq. ft. adjacent to the Bank's Walnut Creek Office for a price of $544,644. Included on one of the parcels is a single story, 2,500-sq. ft. concrete block building suitable for a restaurant. On April 1, 1996, the Bank entered into a three-year lease agreement with an individual who operates a Japanese restaurant in the building for a monthly rent of $4,350, triple net. This lease terminates on March 31, 1999.

Since June of 1998, the Pleasanton Branch has operated a 1,889 square foot facility at 5673 W. Las Positas Blvd. Ste. 208, 94588. The telephone number is
(925) 224-7788 pursuant to a lease that terminates on 3/31/03. The base rent is $2,964.16 per month.


ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. Currently, the Company has no outstanding suits brought against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Neither the Company nor the Bank submitted any matter covered by this report to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998

     EXECUTIVE OFFICERS OF SUMMIT BANCSHARES, INC.

     Pursuant to General Instruction G(3), the information required by Item 401(b) and (e) of Regulation S-K concerning executive officers of the Company and the Bank is presented here rather than in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1999.

     The following individuals are the executive officers of the Company:


Name                         Age               Position                            Since
Shirley W. Nelson            54                Chairman and Chief                  1982
                                               Executive Officer

George H. Hollidge           55                Secretary                           1981

Kikuo Nakahara               65                Chief Financial                     1985
                                               Officer

     The following individuals are the executive officers of the Bank as of December 31, 1998:


Name                         Age               Position                            Since
Shirley W. Nelson            54                Chairman and Chief                  1982
                                               Executive Officer

C. Michael Ziemann           54                President and                       1996
                                               Chief Operating
                                               Officer

Denise Dodini                46                Senior Vice                         1994
                                               President and
                                               Senior Loan
                                               Officer

The business experience of the executive officers follows:

     Shirley W. Nelson was President and Chief Executive Officer of the Bank and Holding Company since May 1983 and was elected in July 1989 to the position of Chairman. Prior to this assignment she was the Senior Vice President, Senior Loan Officer. She is currently a member of the Board of Directors' Audit Committee, Asset and Liability Committee, Loan Committee, and Personnel Committee.

     Kikuo Nakahara joined the Bank as Director in 1981. He has also served as Managing Director of American Express Tax and Business Services Inc. in Walnut Creek, California since 1995. Prior to this position he was a partner of Greene & Nakahara, an accounting firm in Walnut Creek since 1993, and which merged with IDS Financial Services Inc. in 1994. From 1978 to 1993 he was managing Director of Greene, Nakahara and Lew Accountancy Corporation in Oakland. He was a corporate member of Blue Shield and a speaker at continuing education courses sponsored by the California Society of Certified Public Accountants.

     George H. Hollidge has been secretary of the Bank since 1981. He has also been President of Hollidge Transmissions, Inc., Oakland, transmission specialists, since 1980. Prior to 1980, Mr. Hollidge was a partner in Hollidge Hydramatic, transmission specialists.

     C. Michael Ziemann has been President and Chief Operating Officer since January 1, 1996. Prior to this position he was Chief Administrative Officer subsequent to his position as CFO and Cashier to which he was appointed in April 1987. Prior to that he was active in the administration of the Bank and was the manager of the Bank's Walnut Creek Office since April 1985. Prior to joining the Bank, he held various positions during his 16 years with Bank of America in operations, branch management, and regional administration where he was a district administrator.

     Denise Dodini has been the Senior Vice President - Senior Loan
Officer at the Bank since July 1994. Denise joined the Bank in October 1989 as a Vice President, Loan Officer where she assisted clients in the Oakland Office. Prior to joining the Bank, Denise had fifteen years of Banking experience with Bank of America, where she was involved in consumer, commercial, real estate, and corporate lending.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

     (a) MARKET INFORMATION. The stock of the Company is not listed on any stock exchange but is publicly traded in limited and infrequent transactions in the "over the counter" market. According to information made available to the Company by the Market Maker, Marc F. Arnett, Hoefer & Arnett, Investment Bankers, 100 Pine Street, San Francisco, CA., the range of high and low bids for such common stock for each calendar quarter since January 1997 is as follows:


                                                                                     DIVIDENDS
                                       HIGH                       LOW                DECLARED
                                       ----                       ---                --------
1998

First Quarter                         $61                         53              $         ---
Second Quarter                         55 1/2                     52 2/3                    .75
Third Quarter                          51 1/2                     48                        ---
Fourth Quarter                         50 1/2                     50                        .75
                                                                                 ---------------
1997

First Quarter                          $33 3/4                    32 3/4           $        ---
Second Quarter                          37 1/2                    33 1/8                    .75
Third Quarter                           47 ---                    37 ---                    ---
Fourth Quarter                          56 ---                    43 ---                    .75
                                                                                            ---
                                                                                   $       1.50
                                                                                 ---------------

As of March 7, 1999 there were 452,667 shares of common stock of the Company issued and outstanding.

     (b) SHAREHOLDERS. As of March 7, 1999 there were 309 shareholders of record of the common stock. There were no other classes of securities outstanding.

     (c) DIVIDENDS. On June 10, 1998 the Company paid a 75-cent per share cash dividend in addition to a similar 75 cent per share dividend on December 3, 1998. It is the present intention of the Company to issue semi-annual cash dividends so long as said dividends do not inhibit future development. Additionally, payment of cash dividends by the Company is dependent upon payment of dividends by the Bank to the Company. Payment of cash dividends by the Bank may under certain circumstances require approval of the California Superintendent of Banks, and as a matter of law, the Bank may only declare cash dividends from the lesser of its retained earnings or its undistributed net income from the last three years. Less any dividends paid during those three years. In the event that the Bank does not have retained earnings or net income for the last three fiscal years, the Bank may declare dividends only with the prior written consent of the Superintendent.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial information of Summit Bancshares, Inc. for the years from the period January 1, 1994 through December 31, 1998 should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report.

                                 FINANCIAL HIGHLIGHTS

-------------------------------------------------------------------------------------------------------
For the year ended December 31,             1998          1997         1996         1995       1994
                                         --------------------------------------------------------------
Net Income                               $1,767,392    $1,708,154   $1,411,871   $1,315,507   $907,603

Earnings Per Common Share                     $3.95         $3.97        $3.32        $3.10      $2.19

Earnings Per Common                           $3.81         $3.72        $3.11        $2.87      $2.08
Share assuming dilution

Cash Dividends per Share                      $1.50         $1.50        $1.50        $1.50      $0.49
  declared

AT YEAR END
(In Thousands)

Deposits                                   $109,889       $90,432       80,510       75,251     67,862

Loans (Net)                                  53,013       $60,833       51,408       49,645     46,691
Assets                                      124,656      $104,342       92,946       86,822     78,601

Shareholders' Equity                         14,088       $12,879       11,939       11,102     10,494

Non-performing Loans to
Total Loans                                   2.48%         0.96%        0.00%        0.82%      1.66%

Allowance to
Non-performing Loans                        100.46%          212%          N/A         252%       120%

Allowance to
Non-Performing Assets                           86%           68%         .82%          60%        26%

Tier 1 Capital                               19.49%        13.71%       14.41%       12.19%     13.33%

Total Tier Capital                           20.71%        14.92%       15.61%       13.29%     14.44%

Leverage Ratio                               11.07%         9.12%        9.63%        9.24%     10.40%

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The section labeled Management's Discussion and Analysis of Financial Condition and Results of Operation appearing in the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference herein.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated statement of financial position as of December 31, 1998 and 1997 and the consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1998, 1997, and 1996, together with the report of independent public accountants appearing in the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference herein.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

          None



                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by paragraphs (a), (c) (d), (f) and (g) of this item is presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on May 19, 1999 under "Election of Directors," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year. The information concerning executive officers requested by paragraphs (b) and (e) is set forth under Part I in a separate Item captioned "Executive Officers of Summit Bancshares, Inc."


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on May 19, 1999, under "Executive Compensation," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this item is presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on May 19, 1999, under "Principal Security Holders" and "Security Ownership of Management," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is presented in the Company's
Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held May 19, 1999, under "Certain Relationships and Related Transactions," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year.



                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) 1.  CONSOLIDATED FINANCIAL STATEMENTS.

        The following Financial Statements are included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 and are incorporated by reference herein pursuant to Item 8.

        Consolidated Statement of Financial Position - December 31, 1998 and
        1997

        Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

        Statements of Changes in Shareholders' Equity (Consolidated and Parent Company Only) for the years ended December 31, 1998, 1997 and 1996 Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996 Notes to Consolidated Financial Statements Report of Independent Accountants

(a) 2.  FINANCIAL STATEMENT SCHEDULES.

             Not Applicable

        In accordance with the rules of Regulation S-X, the required schedules are not submitted because they are not applicable to or required of the Company.

(a) 3.  INDEX TO EXHIBITS.

        The following exhibits are attached hereto or are incorporated by reference pursuant to Item 601 of Regulation S-K:


                                                                                         Sequentially
                                                                                           Numbered
           Exhibit Number                           Exhibit                                  Page
           --------------                           -------                                  ----
                3.1                   Articles of Incorporation                          Footnote #1
                                      Of Summit Bancshares Inc.

                3.2                   Bylaws of Summit                                   Footnote #2
                                      Bancshares Inc.

                3.3                   Amendment to By-Laws of Summit
                                      Bancshares, Inc.                                   Footnote #17

                4.1                   Specimen Stock Certificate                         Footnote #3

                10.1                  Lease - Broadway Property                          Footnote #4

                10.2                  Summit Bancshares, Inc.
                                      Incentive Stock Option Plan                        Footnote #5

                10.4                  Employment Agreement/
                                      Shirley W. Nelson                                  Footnote #7

                10.6                  Lease-Walnut Creek                                 Footnote #9

                10.7                  Lease-Emeryville Property                          Footnote #10

                10.8                  Lease-Oakland Office                                   Page
                                                                                             ----
                                      Expansion                                          Footnote #11

                10.9                  Lease Walnut Creek
                                      New Premises                                       Footnote #12

                10.10                 Lease-Emeryville
                                      Renegotiated                                       Footnote #13

                10.11                 Summit Bancshares, Inc. 1989
                                      Non-Qualified Stock Option Plan for
                                      Directors                                          Footnote #14

                10.12                 Stock Option Agreement Form Summit
                                      Bancshares, Inc. Incentive Stock Option
                                      Plan                                               Footnote #15



                                                                                         Sequentially
                                                                                           Numbered
           Exhibit Number                           Exhibit                                  Page
           --------------                           -------                                  ----
               10.13                  Stock Option Agreement Form 1989
                                      Non-Qualified Stock Option Plan for
                                      Directors                                          Footnote #16

               10.14                  Lease-Walnut Creek Summit Bancshares,
                                      Inc. owned Property                                Footnote #18

               10.15                  Lease-Emeryville Renegotiated                      Footnote #19

               10.16                  Lease-Pleasanton New Premises                        -------

               10.17                  Promissory Note -
                                      Shirley W. Nelson 9/29/97

               10.18                  Promissory Note -
                                      Shirley W. Nelson 12/30/97

               10.19                  Promissory Note -
                                      Shirley W. Nelson 4/23/98

               10.20                  Promissory Note -
                                      Shirley W. Nelson 12/28/98


                 11                   Earnings Per Share Calculation

                 13 Portions of Annual Report to Shareholders for the Year Ended December 31, 1998

                 21                   Wholly Owned Subsidiary of Summit
                                      Bank-Summit Equities, Inc.

                 23                   Consent of PriceWaterhouseCoopers LLP
                                      Accountant

                 24                   Power of Attorney-see Signature Page

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

     18. Incorporated by reference to Exhibit 10.15 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     19. Incorporated by reference to Exhibit 10.16 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.



(b)       Reports on Form 8-K

          None.
                             WEIGHTED AVERAGE SHARES
                      TWELVE MONTHS ENDED DECEMBER 31, 1998

                                                                                FULLY       BASIC
A. COMMON STOCK                                                  ANNUAL     447386.93     447386.93

                                                              (4TH QTR)     451598.66     451598.66
                                               NO OF
                                                DAYS

      436565.00       12-31-97(BAL FWD) -
      436565.00              TO 1-14-98        13.00         5675345.00
      436455.00              TO 1-26-98        12.00         5237460.00
      437455.00              TO 4-23-98        87.00        38058585.00
      451575.00              TO 5-27-98        34.00        15353550.00
      452155.00             TO 10-28-98       154.00        69631870.00
      451505.00             TO 11-20-98        23.00        10384615.00
      451285.00             TO 11-30-98        10.00         4512850.00
      451115.00             TO 12-28-98        28.00        12631220.00
      452684.00               TO 1-1-99         4.00         1810736.00
                                        -            -
                                              365.00       163296231.00

   AVERAGE SHARES OUTSTANDING
      FOR THE YEAR                                            447386.93

   AVERAGE SHARES OUTSTANDING
      FOR THE 4TH QUARTER                                     451598.66

                                          35

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUMMIT BANCSHARES, INC.

         Date:              , 1999   By:
               -------------             ----------------------------
                                         Shirley W. Nelson, Chief
                                         Chairman and CEO
                                         (Principal Executive Officer)


         Date:              , 1999   By:
               -------------             ----------------------------
                                         Kikuo Nakahara
                                        (Principal Financial and Accounting
                                         Officer)

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

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been singed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                         Title                Date

--------------------          Chairman of the Board,      ---------
SHIRLEY W. NELSON             Chief Executive Officer
                              and President


--------------------          Chief Financial             ---------
KIKUO NAKAHARA                Officer and Director


--------------------          Secretary and Director      ---------
GEORGE H. HOLLIDGE


--------------------          Director                    ---------
JERRALD R. GOLDMAN, M.D.


--------------------          Director                    ---------
THOMAS H. STATE


--------------------          Director                    ---------
MARY C. WARREN


--------------------          Director                    ---------
BARBARA J. WILLIAMS