Form 10-Q
period 1999-03-31
SUMMIT BANCSHARES INC/CA
filed 1999-05-17
CIK 353203

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


                FOR QUARTER ENDED:               MARCH 31, 1999

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

                          YES_____X____    NO__________

     The number of shares outstanding of the registrant's common stock was
                   459,634 shares of no par value common stock
                           issued as of March 31, 1999

PART I - FINANCIAL INFORMATION

ITEM 1                                                               PAGE

SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS

                Consolidated Balance Sheets ......................     3

                Consolidated Statements of Income ................     4

                Consolidated Statement of Cash Flows .............     5

                Consolidated Statement of Changes in Shareholders'
                Equity ...........................................     6

                Notes to Financial Statements ....................     7-8

                Interest Rate Risk Reporting Schedule ............     9


ITEM 2

                Management's Discussion and Analysis of Financial

                Condition and Results of Operations ..............     10-18



                     PART II - OTHER INFORMATION

  ITEMS 1-6 ......................................................     19-20


SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
FINANCIAL POSITION MARCH 31, 1999 AND DECEMBER 31, 1998
                                    (UNAUDITED)

ASSETS                                                                                     03/31/99       12/31/98
--------------------------------------------------------------------------------------   ------------   ------------
Cash and due from banks                                                                  $  6,416,354   $  8,126,067
Federal funds sold                                                                         12,350,000     18,640,000
                                                                                         ------------   ------------
Cash and cash equivalents                                                                  18,766,354     26,766,067
Time deposits with other financial institutions                                            30,075,487     24,135,487
Investment securities (fair value of
$15,437,254 at
    March 31, 1999 and $15,489,100 at
    December 31, 1998 ) held to maturity                                                   15,499,865     15,499,670
Loans, net of allowance for loan losses of
   $1,319,451 at March 31, 1999 and
   $1,319,451 at December 31, 1998                                                         52,012,604     53,013,148
Other real estate owned                                                                       212,262        212,262
Premises and equipment, net                                                                   954,402        976,388
Interest receivable and other assets                                                        4,174,348      4,052,554
                                                                                         ------------   ------------
Total Assets                                                                             $121,695,322   $124,655,576
                                                                                         ------------   ------------
                                                                                         ------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------   ------------   ------------
Deposits:
Demand                                                                                   $ 39,017,447   $ 38,076,664
Interest-bearing transaction accounts                                                      35,793,449     35,350,967
Savings                                                                                     2,184,317      2,135,736
Time certificates $100,000 and over                                                        21,533,330     26,147,116
Other time certificates                                                                     7,470,500      8,178,876
                                                                                         ------------   ------------
Total Deposits                                                                            105,999,043    109,889,359
                                                                                                        ------------
Interest payable and other liabilities                                                      1,096,284        677,802
                                                                                         ------------   ------------
Total                                                                                     107,095,327    110,567,161
Liabilities
SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
   2,000,000 shares authorized, no shares outstanding                                               0              0
Common Stock, no par value:
   3,000,000 shares authorized; 454,223 shares outstanding at March 31, 1999 and
   459,634 shares outstanding at December 31, 1998                                          3,894,796      3,829,340
Retained Earnings                                                                          10,705,199     10,259,075
                                                                                         ------------   ------------
Total Shareholders' Equity                                                                 14,599,995     14,088,415

Total Liabilities and Shareholders' Equity                                               $121,695,322   $124,655,576
                                                                                         ------------   ------------
                                                                                         ------------   ------------

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                 THREE MONTHS     THREE MONTHS
                                                 ENDED 3-31-99    ENDED 3-31-98
-------------------------------------            ------------     ------------
INTEREST INCOME:
Interest and fees on loans                         $1,375,009      $1,621,840
Interest on time deposits with
  other financial institutions                        363,680          90,015
Interest on U.S. government
  treasury securities                                 160,768         167,261
Interest on federal funds sold                        184,002         212,100
                                                   ----------      ----------
Total interest income                               2,083,460       2,091,216

INTEREST EXPENSE:
Interest on deposits                                  587,219         501,543
                                                   ----------      ----------
Total interest expense                                587,219         501,543
                                                   ----------      ----------
Net interest income                                 1,496,241       1,589,673

Provision for loan losses
                                                         --            75,000
                                                   ----------      ----------
Net interest income after
   provision for loan losses                        1,496,241       1,514,673

NON-INTEREST INCOME:
Service charges on deposit accounts                    86,821          86,002
Other customer fees and charges                       102,901          43,378
                                                   ----------      ----------
Total non-interest income                             189,722         129,380

NON-INTEREST EXPENSE:
Salaries and employee benefits                        521,448         506,219
Occupancy expense                                     102,579         103,835
Equipment expense                                      60,317          44,154
Other                                                 243,367         243,387
                                                   ----------      ----------
Total non-interest expense                            927,711         897,595
Income before income taxes                            758,252         746,458
Provision for income taxes                            312,128         311,059
                                                   ----------      ----------
Net Income                                         $  446,124      $  435,399
                                                   ----------      ----------
                                                   ----------      ----------

EARNINGS PER SHARE:
Earnings per common share                          $     0.98      $     1.00
Earnings per common share assuming dilution        $     0.96      $     0.93
Weighted average shares outstanding                   454,323         437,193

Weighted avg. shrs. outsdg. assuming dilution         465,934         469,252
                                                   ----------      ----------
                                                   ----------      ----------

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                          (UNAUDITED)

                                                         NINE MONTHS       NINE MONTHS
                                                        ENDED 9-30-98     ENDED 9-30-97
                                                        -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                       $  6,050,029      $  5,511,818
Fees received                                                706,317           800,017
Interest paid                                             (1,623,415)       (1,395,529)
Cash paid to suppliers and employees                      (2,717,211)       (2,464,407)
Income taxes paid                                         (1,049,365)         (850,000)
                                                        ------------      ------------
Net cash provided by operating activities                  1,366,355         1,601,899

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in time deposits with
  other financial institutions                            (8,301,742)        3,268,000
Maturity of investment securities                         10,997,392         3,011,047
Purchase of investment securities                        (12,000,000)       (6,296,420)
Net (increase) decrease in loans to customers              6,679,776       (10,436,646)
Recoveries on loans previously charged-off                    31,462             2,250
(Increase) decrease in premises and equipment               (337,513)         (143,920)
                                                        ------------      ------------
Net cash provided by (used in) investing activities       (2,930,625)      (10,595,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in demand, interest
  bearing transaction, and savings deposits                7,103,821         5,781,923
Net increase (decrease) in time deposits                   7,637,736           465,852
(Increase) decrease in other assets                       (2,184,089)          361,447
Exercise of stock options                                     18,755                 0
Repurchase of common stock                                    (6,270)         (221,198)
Dividends paid                                              (338,891)         (320,756)
                                                        ------------      ------------
Net cash provided by (used in) financing activities       12,231,062         6,067,268
                                                        ------------      ------------
Net increase (decrease) in cash and cash equivalents      10,666,792        (2,926,522)
Cash and cash equivalents at the
  beginning of the year                                   21,574,015        19,168,515
                                                        ------------      ------------
Cash and cash equivalents at the end of the year        $ 32,240,807      $ 16,241,993
                                                        ------------      ------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income                                              $  1,316,047      $  1,233,639
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization                                178,938           145,025
Provision for loan losses and OREO losses                    100,000           165,000
(Increase) decrease in interest receivable                   (31,434)         (150,183)
Increase (decrease) in unearned loan fees                    (27,385)          (27,309)
Increase (decrease) in accrued interest payable                 (507)           17,093
Increase (decrease) in prepaid expenses                      (85,872)          (20,678)
Increase (decrease) in accounts payable                       17,777           189,136
Increase (decrease) in income taxes payable                 (101,209)           50,176
                                                        ------------      ------------
Total adjustments                                             50,308           368,260
                                                        ------------      ------------
Net cash provided by operating activities               $  1,366,355      $  1,601,899
                                                        ------------      ------------


The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                          (UNAUDITED)


                                                   NUMBER OF
                                                      SHARES        COMMON       RETAINED
                                                 OUTSTANDING         STOCK       EARNINGS      TOTAL
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                         452,684    $3,829,340    $10,259,075    14,088,415

Stock Options Exercised                                7,500        90,000              0        90,000

Repurchase of Common Stock                              (550)      (24,544)             0       (24,544)

Issuance of cash dividends of $.75 per share               0             0              0             0

Net income                                                 0             0        446,124       446,124

Balance at March 31, 1999                            459,634     3,894,796     10,705,199    14,599,995


Balance at December 31, 1997                         436,565     3,709,145      9,169,524    12,878,669

Stock Options Exercised                                1,000        10,000              -        10,000

Repurchase of Common Stock                              (110)       (6,270)             0        (6,270)

Issuance of cash dividends of $.75 per share               0             0              0             0

Net income                                                 0             0        435,399       435,399

Balance at March 31, 1998                            437,455     3,712,875      9,604,923    13,317,798


The accompanying notes are an integral part of these consolidated financial statements

                            WEIGHTED AVERAGE SHARES
                       THREE MONTHS ENDED MARCH 31, 1999


                                                            EARNINGS
                                              PRIMARY       PER SHARE
                                    ANNUAL  454323.44       454323.44
A. COMMON STOCK                  (1ST QTR)  454323.44       454323.44



                                      NO OF
                                       DAYS
   436565.00  12-31-98(BAL FWD) -----------
   452684.00          TO 2-1-99       31.00  14033204.00
   452134.00          TO 3-8-99       35.00  15824690.00
   459634.00         TO 3-31-99       24.00  11031216.00
                                                    0.00
                                                    0.00
                                                    0.00
                                                    0.00
                                                    0.00
                                ------------------------
                                      90.00  40889110.00

   AVERAGE SHARES OUTSTANDING
    FOR THE YEAR                               454323.44

   AVERAGE SHARES OUTSTANDING
    FOR THE 1ST QUARTER                        454323.44

                   OPTIONS-FULLY

   USE HIGHER OF YEAR END PRICE OR AVERAGE PRICE
   YEAR END PRICE/QTR END            44.750
   AVERAGE PRICE                     48.920

   USE AVERAGE PRICE OF                           48.920  11610.80
                                               ---------



        NO OF      YEAR END      OPTION       NO OF
       SHARES         PRICE       PRICE      SHARES
      ---------------------------------------------
MZ    2800.00        48.920       13.50       2,100
SN    1667.00        48.920       12.00       1,258
SN     978.00        48.920       13.25         713
DO    2500.00        48.920       13.00       1,836
MZ    1045.00        48.920       13.00         767
AC     400.00        48.920       13.00         294
SN    4000.00        48.920       17.75       2,549
MZ    2000.00        48.920       17.75       1,274
DO    1000.00        48.920       17.75         637
AC     100.00        48.920       17.75          64
EA    2000.00        48.920       46.00         119



AVERAGE PRICE FOR THE YEAR               48.920

TOTAL SHARES 1ST QUARTER              465934.24        454323.44

TOTAL SHARES YEAR-TO-DATE             465934.24        454323.44

NET INCOME 1ST QUARTER                 $446,124         $446,124

NET INCOME YEAR TO DATE, 1998          $446,124         $446,124

EARNINGS PER SHARE 1ST QUARTER           $0.957           $0.982

EARNINGS PER SHARE, YTD                  $0.957           $0.982


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1998 Annual Report to Shareholders, which is incorporated by reference in the Company's 1998 annual report on Form 10-K. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

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

SFAS 128 replaces current earnings per share reporting requirements and requires a dual presentation of basic and diluted earnings per share. Earnings per share excludes dilution and is computed by dividing net income by the weighted average common shares outstanding of 454,323 and 437,193 during the three months ended March 31, 1999 and 1998, respectively. Diluted earnings per share reflects the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Bank's Stock Option Plans. Diluted earnings per share under SFAS 128 would not have been significantly different than primary earnings per share currently reported for the periods.

In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components; and No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Bank's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective in 1999, with earlier application permitted.

INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

         The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended September 30, 1998. The table presents each major category of interest-earning assets and interest bearing-liabilities.

                      INTEREST RATE RISK REPORTING SCHEDULE

REPORTING INSTITUTION: SUMMIT BANK                      REPORTING DATE: 3-31-99

                                                               REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT
                                         ($000.00)
                                           OMITTED     UP     Greater than 3 Greater than 1  Greater than 3  Greater than 5  OVER
                                           TOTAL        3      Less than 1    Less than 3     Less than 5     Less than 10  10 YEARS
   I.   EARNING ASSETS

     A. INVESTMENTS:
     1. U. S. TREASURIES                  $  1,500   $  1,500     $      0      $      0       $      0        $      0    $      0
     2. U. S. AGENCIES                      14,000      1,000        1,000        12,000              0               0           0
     3. FED FUNDS SOLD                      12,350     12,350            0             0              0               0           0
     4. PURCHASED CDS                       30,075      2,574       11,281        16,220              0               0           0
                                          --------   --------     --------      --------       --------        --------    --------
        TOTAL INVESTMENTS                 $ 57,925   $ 17,424     $ 12,281      $ 28,220       $      0        $      0    $      0


     B. LOANS                             $ 49,781   $ 47,571     $    421      $  1,286       $     38        $    466    $      0
                                          --------   --------     --------      --------       --------        --------    --------

        TOTAL LOANS                       $ 49,781   $ 47,571     $    421      $  1,286       $     38        $    466    $      0

     C. TOTAL EARNING ASSETS              $107,706   $ 64,995     $ 12,702      $ 29,506       $     38        $    466    $      0

  II.   COST OF FUNDS (DEPOSITS)

     A. CERTIFICATE OF DEPOSITS           $ 29,004   $ 18,553     $ 10,208      $    220       $     20        $      1    $      1
     B. MONEY MARKET ACCOUNTS               30,748      4,193       11,822        14,733              0               0           0
     C. TRANSACTION ACCOUNTS                 5,756        247          740         1,951          1,403           1,415           0
     D. SAVINGS ACCOUNTS                     2,184         94          281           740            532             537           0
                                          --------   --------     --------      --------       --------        --------    --------
        TOTAL COST OF FUNDS               $ 67,692   $ 23,087     $ 23,051      $ 17,644       $  1,955        $  1,953    $      1

 III.   INTEREST SENSITIVE ASSETS         $107,706   $ 64,995     $ 12,702      $ 29,506       $     38        $    466    $      0

  IV.   INTEREST SENSITIVE LIABILITIES    $ 67,692   $ 23,087     $ 23,051      $ 17,644       $  1,955        $  1,953    $      1
                                          --------   --------     --------      --------       --------        --------    --------
   V.   GAP                               $ 40,014   $ 41,908     ($10,349)     $ 11,862       ($ 1,917)       ($ 1,487)   ($     1)

  VI.   CUMULATIVE GAP                    $ 40,014   $ 41,908     $ 31,559      $ 43,421       $ 41,504        $ 40,017    $ 40,016

 VII.   GAP RATIO                             1.59       2.82         0.55          1.67           0.02            0.24        0.00

VIII.   CUMULATIVE RATIO                      1.59       2.82         1.68          1.68           1.63            1.59        1.59

  IX.   GAP AS A % OF TOTAL ASSETS           33.89      35.50        -8.77         10.05          -1.62           -1.26        0.00

   X.   CUMULATIVE GAP AS A % OF             33.89      35.50        26.73         36.78          35.15           33.89       33.89
             TOTAL ASSETS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISE

            (None)


FINANCIAL CONDITION

LIQUIDITY MANAGEMENT

The consolidated loan-to-deposit ratio at March 31, 1999 was 49.1% which was a decrease from 62.2% for the same period in 1998. Total outstanding loans as of March 31, 1999 decreased $3,341,000 compared to the same period a year ago while total deposits increased $17,035,000 versus the same time last year. The decrease in loans was mainly due to Summit maintaining it's lending standards. The increase in deposits is mainly due to Bank's effort in marketing its products.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, investment securities and federal funds sold totaled $64,342,000 on March 31, 1999. This amount represented 60.7% of total deposits in comparison to the liquidity ratio of 49.5% as of March 31, 1998. This increase is primarily a result of a decline in loan growth and an increase in deposits. It is management's belief that the current liquidity level is appropriate given current economic conditions and is sufficient to meet current needs. The Company is not aware of any current recommendations by the regulatory authorities, which, if they were implemented, would have a material effect on the Company.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.

                                  INVESTMENT COMPARATIVE
                                     ($000.00 Omitted)

                    3-31-98          %     12-31-98        %      3-31-99          %

Fed funds sold      $18,677         49%     18,640         32%     12,350         21%
Interest bearing
   deposits           6,337         17%     24,135         41%     30,075         52%
Securities           12,898         34%     15,500         27%     15,500         27%


Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on March 31, 1999 were comprised of $1,500,000 in U. S. Gov't notes and $14,000,000 in U.S. Gov't agencies.


CHANGES IN FINANCIAL POSITION

As of March 31, 1999, total deposits decreased $3,890,000 from December 31, 1998 and loans outstanding decreased $1,000,000. Total deposits as of March 31, 1999 were $105,999,000, an increase of 19.2% from $88,964,000 as of March 31, 1998.
Total loans as of March 31, 1999 were $52,013,000, a decrease of 6.0% from $55,354,000 as of March 31, 1998.

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.

                               DEPOSIT COMPARATIVE
                                ($000.00 Omitted)

                    3-31-98           %    12-31-98          %    3-31-99           %

Demand              $28,156         32%     38,077         35%     39,017         37%

Savings               3,447          4%      2,136          2%      2,184          2%

Interest bearing     33,273         37%     35,351         32%     35,793         34%
 Trans. Deposits

Other time           24,088         27%     34,326         31%     29,004         27%





The following table sets forth the amount of loans outstanding by each category and the percent of total loans outstanding at the dates specified.


                                LOAN COMPARATIVE
                                ($000.00 Omitted)

                     3-31-98           %    12-31-98          %    3-31-99           %

Commercial           $38,371         68%     38,403         71%     38,044         75%
Real estate-const      8,635         15%      5,060          9%      4,989         10%
Real estate-other      4,043          7%      5,673         10%      4,668          9%
Installment/other      5,618         10%      5,196         10%      5,631          6%




NON-PERFORMING ASSETS

The following table provides information with respect to the subsidiary Bank's past due loans and components for non-performing assets at the dates indicated.


                              NON-PERFORMING ASSETS
                                ($000.00 Omitted)

                                3-31-98  12-31-98  3-31-99
Loans 90 days or more past
 due & still accruing            $    0    $  662   $  631
Non-accrual loans                   661       651      742
Other real estate owned           1,222       212      212
                                 ------    ------   ------
   Total non-performing assets   $1,883    $1,525   $1,858
                                 ------    ------    -----
                                 ------    ------    -----
Non-performing assets to
  period end loans plus
  other real estate owned          3.22%     2.80%    3.47%

Allowance to non-performing
  loans                             199%      100%      96%

Allowance to non-performing
  assets                             70%       86%      71%



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

The decrease in non-performing assets from March 31, 1998 to March 31, 1999 is due primarily to an increase in loans 90 days past due and non-accrual loans of $712,000 and a decrease of $1,010,000 in OREO. Of the $631,000 total loans 90 days or more past due and still accruing in 1999, $144,000 is guaranteed by Small Business Administration.

The total OREO amount, $212,000 is related to two properties. One of the properties is vacant land in the Oakland Hills, the second property consists of 3 vacant lots in Pacheco. The Bank is currently in escrow on both properties.

CAPITAL POSITION

As of March 31, 1999, Shareholders' Equity was $14,600,000. This represents an increase of $1,282,000 or 9.6% over the same period last year. Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $2,500,000 of its stock. As of March 31, 1999, the Company has repurchased a total of 160,462 shares of the Company stock constituting 29.9% of the Company's original stock prior to the repurchase program, at a total cost of $2,387,000, or an average price per share of $14.88. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders. The program has not affected the Company's liquidity or capital position or its ability to operate as the Company's capital growth has exceeded its asset growth. In addition, the Company's subsidiary Bank remains more than well-capitalized under current regulations.

The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same as of March 31, 1999:

                                           Minimum
                   Capital Ratio    Regulatory Requirement

Tier 1 Capital        20.49%                4.00%
Total Capital         21.75%                8.00%
Leverage Ratio        12.09%                4.00%

The Company is not aware of any current recommendations by the regulatory authorities which if they were implemented would have a material effect on the Company.

RESULTS OF OPERATIONS


NET INTEREST INCOME

Total interest income including loan fees decreased from $2,091,000 for the first three months of 1998 to $2,083,000 for the same period in 1999. Although loan income decreased, the increase in deposits caused an increase in investment income. Loan fees showed an increase of $5,000 compared to the same period last year.


The yield on loans and fees decreased 70 basis points over the same period last year. The increase in interest income from investments was due to an increase in volume as the yield decreased 88 basis points compared to the same period in 1998. Average total investments were $25,081,000 higher than the same period last year due to deposit growth.

Interest expense increased from $502,000 at the end of the first three months of 1998 to $587,000 in 1999. This increase was due to an increase in average interest-bearing deposit accounts of $9,300,000 during the first three months of 1999 versus the same period last year. The average cost of funds for the period ending March 31, 1999 was 23 basis points less than the same period last year. As a result of these factors, net interest margin for the first three months of 1999 was 5.42% compared to 6.97% for the same period last year.


OTHER OPERATING INCOME

Service charges on deposit accounts as of the end of the first three months of 1999 increased slightly to $87,000 versus $86,000 for the same period in 1998. The increase was due to increased fees collected in miscellaneous service charges.

Other customer fees and charges increased $59,000 for the present quarter associated with the sale of real estate last year

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

The following table summarizes the activity in the Bank's allowance for credit losses for the three months ended March 31, 1999 and 1998.

                                          Three Months Ended
                                          ------------------
                                           (000.00 Omitted)
                                           3-31-98  3-31-99

Balance, beginning of the period           $1,238   $1,319
Provision for loan losses                      75        0
Recoveries                                      1        0
Loans charged-off                               0        0
                                           ------   ------
Balance, end of the period                 $1,314   $1,319


The balance in the allowance for loan losses at March 31, 1999 was 2.47% of total loans compared to 2.32% of total loans at March 31, 1998.


OTHER OPERATING EXPENSES

Total other operating expenses increased $30,000 as of the end of the first three months of 1999 compared to the same period last year. This increase was primarily due to an increase in salaries and employee expense. Equipment Expense increase was related to an upgrade in our computer delivery system to include the installation of a new WAN/LAN system.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes as of the end of the first three months of 1999 increased from $311,000 in 1998 to $312,000. For the same period in 1999 the Company's total effective tax rate was 41.1% compared to 41.7% in 1998.


NET INCOME

Net income for the first three months of 1999 increased to $446,000 from $435,000 for the same period in 1998, or an increase of 2.5%.


IMPACT OF YEAR 2000
Many computer systems and software products now in use around the world experience problems handling dates beyond the year 1999 and will need to be modified before the year 2000 in order to remain functional. As a result, before the year 2000, computer systems and/or software products and applications used by many companies may need to be upgraded to comply with such year 2000 requirements.



The Company is currently expending resources to review its internal systems, products and the readiness of third parties with whom it has business relationships and has assigned a dedicated task force to develop and implement a year 2000 plan (the "Plan") which is designed to cover all of the Company's activities. The Plan, which has executive sponsorship, is reviewed regularly by senior management and the Board of Directors and includes the evaluations of both information technology ("IT") and non-IT systems, consists of five steps.



Step one involved increasing awareness by educating and involving the Board of Directors and all levels of management, and all employees regarding the need to address year 2000 issues. Step two consisted of identifying all of the Company's systems, products and relationships that may be impacted by year 2000. Step three involved determining the Company's current state of year 2000 readiness for those areas identified in step two and prioritizing areas that need to be fixed. Step four consisted of developing a plan for those areas identified as needing correction. Step five consists of the implementation and execution of the Company's Plan and completing the steps identified to attain year 2000 readiness. The company is currently executing step five. The Company has upgraded all of its IT and non-IT systems and has tested the majority of these systems.

Based on the Company's assessment to date, it believes that all of the Company's internal IT and non-IT systems that have been tested are year 2000 compliant.

The Company believes that any modifications deemed necessary will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. To date, the Company's costs related to the year 2000 issues have amounted to approximately $85,000 and the Company does not expect the aggregate amount spent on the year 2000 to exceed $125,000. The Company is currently preparing a contingency plan with respect to year 2000 requirements.

The Company's expectations as to the extent and timeliness of modifications required in order to achieve year 2000 compliance is a forward-looking statement subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described above in this section. There can be no assurance that unexpected delays or problems, including the failure to ensure year 2000 compliance by systems or products supplied to the Company by third parties, will not have an adverse effect on the Company, its financial performance and results of operations. In addition, the Company cannot predict the effects of the year 2000 issue on its customers or the resulting effects on the Company. As a result, if such customers do not take preventative and/or corrective actions in a timely manner, the year 2000 issue could have an adverse effect on their operations and accordingly have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company's current understanding of expected costs is subject to change as the project progresses and does not include the cost of internal software and hardware replaced in the normal course of business whose installation otherwise may be accelerated to provide solutions to the year 2000 compliance issues.




CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS


The primary factor which may affect future results is the fluctuation of interest rates in the market place more commonly referred to as interest rate risk. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from adverse movements in interest rates. It results from the possibility that changes in interest rates may have an adverse effect on a bank's earnings and its underlying economic value. Changes in interest rates affect a bank's earnings by changing its net interest income and the level of other interest-sensitive income and operating expenses. As mentioned previously, the potential decrease in a declining interest rate environment would be minimized by an increase in assets. In addition, earnings and growth of the company are and will be affected by general economic conditions, both domestic and international, and by monetary and fiscal policies of the United States Government, particularly the Federal Reserve Bank.

Contingency Plans

Management, in conjunction with its Year 2000 and Disaster Recovery program, is in the process of modifying its disaster recovery plans to include the response to a Year 2000 problem in a most likely worst case scenario.


PART II  -  OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS
          No material developments from that which was reported in the Form 10-K dated March 31, 1999 for the year ended December 31, 1998.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
          None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5 - OTHER INFORMATION
          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K (Article 9)
         (a)   Exhibits

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