Form 10-Q/A
period 1999-03-31
SUMMIT BANCSHARES INC/CA
filed 1999-06-02
CIK 353203

                  SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C.   20549

                             FORM 10-Q/A


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

                    YES  X       NO
                       ------      ------

The number of shares outstanding of the registrant's common stock was
          454,223 shares of no par value common stock issued as of March 31, 1999

PART I - FINANCIAL INFORMATION


ITEM 1                                                             PAGE

SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS

            Consolidated Balance Sheets ......................      3

            Consolidated Statements of Income ................      4

            Consolidated Statement of Cash Flows .............      5

            Consolidated Statement of Changes in Shareholders'
            Equity ...........................................      6-7

            Notes to Financial Statements.....................      8-9

            Interest Rate Risk Reporting Schedule.............      10


ITEM 2

           Management's Discussion and Analysis of Financial

           Condition and Results of Operations ..............       11-19



                   PART II - OTHER INFORMATION

  ITEMS 1-6 ..................................................      20-21




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

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                          (UNAUDITED)

                                                        THREE MONTHS      THREE  MONTHS
                                                        ENDED 3-31-99     ENDED 3-31-98
                                                        -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                       $  1,812,325      $  2,075,456
Fees received                                                441,945           193,344
Interest paid                                               (619,524)         (476,113)
Cash paid to suppliers and employees                      (1,008,967)       (1,009,863)
Income taxes paid                                           (125,000)         (113,864)
                                                        ------------      ------------
Net cash provided by operating activities                    500,779           668,960

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in time deposits with
  other financial institutions                            (5,940,000)         (396,000)
Maturity of investment securities                          5,000,000         4,599,066
Purchase of investment securities                         (5,000,000)       (5,000,295)
Net (increase) decrease in loans to customers              1,427,426         5,301,879
Recoveries on loans previously charged-off                         0               750
(Increase) decrease in premises and equipment                (41,265)          (42,198)
                                                        ------------      ------------
Net cash provided by (used in) investing activities       (4,553,839)        4,166,202

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in demand, interest
  bearing transaction, and savings deposits                1,431,486        (1,463,774)
Net increase (decrease) in time deposits                  (5,322,161)           (4,046)
(Increase) decrease in other assets                         (121,794)         (143,775)
Exercise of stock options                                     90,000            10,000
Repurchase of common stock                                   (24,544)           (6,270)
Dividends paid                                                     0                 0
                                                        ------------      ------------
Net cash provided by (used in) financing activities       (3,946,653)       (1,607,865)
                                                        ------------      ------------
Net increase (decrease) in cash and cash equivalents      (7,999,713)        3,227,297
Cash and cash equivalents at the
  beginning of the year                                   26,766,067        21,574,015
                                                        ------------      ------------
Cash and cash equivalents at the end of the year        $ 18,766,354      $ 24,801,312
                                                        ------------      ------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income                                              $    446,124      $    435,399
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization                                 63,250            52,984
Provision for loan losses and OREO losses                          0            75,000
(Increase) decrease in interest receivable                  (159,338)           91,413
Increase (decrease) in unearned loan fees                    140,426           (43,209)
Increase (decrease) in accrued interest payable              (32,305)           25,430
(Increase) decrease in prepaid expenses                      (14,810)           38,490
Increase (decrease) in accounts payable                     (129,696)         (126,762)
Increase (decrease) in income taxes payable                  187,128           197,195
                                                        ------------      ------------
Total adjustments                                             54,655           233,561
                                                        ------------      ------------
Net cash provided by operating activities               $    500,779      $    668,960
                                                        ------------      ------------


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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NONE


FINANCIAL CONDITION

LIQUIDITY MANAGEMENT

The consolidated loan-to-deposit ratio at March 31, 1999 was 49.1% which was a decrease from 62.2% for the same period in 1998. Total outstanding loans as of March 31, 1999 decreased $3,341,000 compared to the same period a year ago while total deposits increased $17,035,000 versus the same time last year. The decrease in loans was primarily due to the company maintaining it's lending standards. The increase in deposits is primarily due to the Bank's effort in marketing its products.

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

                              INVESTMENT COMPARATIVE
                                 ($000.00 Omitted)


                           3-31-98       %        12-31-98      %      3-31-99      %
                           -------      ---       --------     ---     -------     ---

Fed funds sold             $18,677      49%        18,640      32%      12,350     21%
Interest bearing
   deposits                  6,337      17%        24,135      41%      30,075     52%
Securities                  12,898      34%        15,500      27%      15,500     27%


Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on March 31, 1999 were comprised of $1,500,000 in U. S. Gov't notes and $14,000,000 in U.S. Gov't agencies.

CHANGES IN FINANCIAL POSITION

As of March 31, 1999, total deposits decreased $3,890,000 from December 31, 1998 and loans outstanding decreased $1,000,000. Total deposits as of March 31, 1999 were $105,999,000, an increase of 19.1% from $88,964,000 as of March
31, 1998. Total loans as of March 31, 1999 were $52,013,000, a decrease of 6.0% from $55,354,000 as of March 31, 1998.

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.

                               DEPOSIT COMPARATIVE
                                ($000.00 Omitted)



                           3-31-98       %        12-31-98      %      3-31-99      %
                           -------      ---       --------     ---     -------     ---

Demand                     $28,156      32%        38,077      35%      39,017      37%

Savings                      3,447       4%         2,136       2%       2,184       2%

Interest bearing
 Trans. Deposits            33,273      37%        35,351      32%      35,793      34%

Other time                  24,088      27%        34,326      31%      29,004      27%

The following table sets forth the amount of loans outstanding by each category and the percent of total loans outstanding at the dates specified.

                              LOAN COMPARATIVE
                              ($000.00 Omitted)

                           3-31-98       %        12-31-98      %      3-31-99      %
                           -------      ---       --------     ---     -------     ---

Commercial                 $38,371      68%        38,403      71%      38,044     71%
Real estate-const            8,635      15%         5,060       9%       4,989      9%
Real estate-other            4,043       7%         5,673      10%       4,668      9%
Installment/other            5,618      10%         5,196      10%       5,631     11%



NON-PERFORMING ASSETS

The following table provides information with respect to the subsidiary Bank's past due loans and components for non-performing assets at the dates indicated.

                                  NON-PERFORMING ASSETS
                                    ($000.00 Omitted)

                                 3-31-98  12-31-98  3-31-99
                                 -------  --------  -------
Loans 90 days or more past
 due & still accruing            $    0    $  662   $  631
Non-accrual loans                   661       651      742
Other real estate owned           1,222       212      212
                                 ------    ------   ------
   Total non-performing assets   $1,883    $1,525   $1,585
                                 ------    ------   ------
                                 ------    ------   ------
Non-performing assets to
  period end loans plus
  other real estate owned          3.32%     2.81%    2.97%

Allowance to non-performing
  loans                             199%      100%      83%

Allowance to non-performing
  assets                             70%       86%      71%


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

Other real estate owned ("OREO") is comprised of properties acquired through foreclosure. These properties are carried at the lower of the recorded loan balance or their estimated fair market value based on appraisal. When the loan balance plus accrued interest exceeds the fair value of the property, the difference is charged to the allowance for loan losses at the time of acquisition. Subsequent declines in value from the recorded amount, if any, and gains or losses upon disposition are included in noninterest expense. Operating expenses related to other real estate owned are charged to non-interest expense in the period incurred.

The decrease in non-performing assets from March 31, 1998 to March 31, 1999 is due primarily to an increase in loans 90 days past due and non-accrual loans of $712,000 and a decrease of $1,010,000 in OREO. Of the $631,000 total loans 90 days or more past due and still accruing in 1999, $144,000 is guaranteed by Small Business Administration.

The total OREO amount, $212,000 is related to two properties. One of the properties is vacant land in the Oakland Hills, and the second property consists of 3 vacant lots in Pacheco. The Bank is currently in escrow on both properties.

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

The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same as of March 31, 1999:

                                           Minimum
                   Capital Ratio    Regulatory Requirement
                   -------------    ----------------------
Tier 1 Capital        20.49%                4.00%
Total Capital         21.75%                8.00%
Leverage Ratio        12.09%                4.00%


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

Other customer fees and charges increased $60,000 for the present quarter associated with the sale of real estate last year.

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

The following table summarizes the activity in the Bank's allowance for loan losses for the three months ended March 31, 1999 and 1998.

                                         THREE MONTHS ENDED
                                          ($000.00 Omitted)

                                           3-31-98  3-31-99
                                           -------  -------
Balance, beginning of the period           $1,238   $1,319
Provision for loan losses                      75        0
Recoveries                                      1        0
Loans charged-off                               0        0
                                           ------   ------
Balance, end of the period                 $1,314   $1,319


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

                                SUMMIT BANCSHARES, INC.
                                REGISTRANT


  DATE:                          By:  /s/Shirley W. Nelson
       -----------------------       -------------------------
                                        SHIRLEY W. NELSON
                                        CHAIRMAN AND CEO
                                        (PRINCIPAL EXECUTIVE OFFICER)


  DATE:                          By:  /s/ Kikuo Nakahara
       ------------------------     ---------------------------
                                        KIKUO NAKAHARA
                                        CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL OFFICER)



   The remainder of this page is intentionally left blank