Form 10-Q
period 1999-06-30
SUMMIT BANCSHARES INC/CA
filed 1999-08-13
CIK 353203

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C. 20549

                           FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

               THE SECURITIES EXCHANGE ACT OF 1934


          FOR QUARTER ENDED:               JUNE 30, 1999

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

The number of shares outstanding of the registrant's common
   stock was 458,347 shares of no par value common stock
                issued as of JUNE 30, 1999

PART I - FINANCIAL INFORMATION

ITEM 1                                                              PAGE
SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS

          Consolidated Balance Sheets ............................    3

          Consolidated Statements of Income ......................    4

          Consolidated Statement of Cash Flows ...................    5

          Consolidated Statement of Changes in Shareholders'
          Equity .................................................    6

          Notes to Financial Statements...........................  7-8

          Interest Rate Risk Reporting Schedule...................    9


ITEM 2

          Management's Discussion and Analysis of Financial

          Condition and Results of Operations ................ 10-18



                     PART II - OTHER INFORMATION

  ITEMS 1-6 ..................................................... 19-20


SUMMIT BANKSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
FINANCIAL POSITION JUNE 30, 1999 AND DECEMBER 31, 1998
               (UNAUDITED)


ASSETS                                                                      06/30/99                 12/31/98
---------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                   $  7,573,026             $  8,126,067
Federal funds sold                                                          15,168,000               18,640,000
                                                                          ------------             ------------
Cash and cash equivalents                                                   22,741,026               26,766,087
Time deposits with other financial institutions                             25,590,487               24,135,487
Investment securities (fair value of $12,865,840 at
     June 30, 1999 and $15,489,100 at
     December 31, 1998) held to maturity                                    13,000,000               15,499,670
Loans, net of allowance for loan losses of
     $1,314,794, at June 30, 1999 and
     $1,319,451 at December 31,1998                                         53,518,676               53,013,148
Other real estate owned                                                        560,107                  212,262
Premises and equipment, net                                                    898,291                  976,388
Interest receivable and other assets                                         7,480,400                4,052,554
                                                                          ------------             ------------

Total Assets                                                               $126,788,987             $124,655,576
                                                                           ------------             ------------
                                                                           ------------             ------------

LIABILITIES AND SHAREHOLDER'S EQUITY
Deposits:
Demand                                                                     $ 42,219,272             $ 38,076,664
Interest-bearing transaction accounts                                        40,485,687               35,350,967
Savings                                                                       2,268,121                2,135,736
Time certificates $100,000 and over                                          19,836,651               26,147,116
Other time certicficates                                                      6,582,180                8,178,876
                                                                           ------------             ------------
Total Deposits                                                              111,391,911              109,889,359
Interest payable and other liabilies                                            756,691                  877,802
                                                                           ------------             ------------
Total Liabilities                                                           112,148,602              110,587,161
SHAREHOLDERS EQUITY
Preferred Stock, no par value:
     2,000,000 shares authorized, no shares outstanding                               0                        0
Common Stock, no par value:
     3,000,000 shares authorized;
458,347 shares outstanding at June 30,1999 and
452,684 shares outstanding at December 31, 1998                               3,837,449                3,829,340
Retained Earnings                                                            10,802,937               10,259,075
                                                                           ------------             ------------
Total Shareholders'Equity                                                    14,640,386               14,088,415


Total Liabilities and Shareholder's Equity                                 $126,788,988             $124,655,576
                                                                           ------------             ------------
                                                                           ------------             ------------

The accompanying notes are an integral part of these consolidated statements.

SUMMIT BANKSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                  THREE MONTHS        THREE MONTHS          SIX MONTHS            SIX MONTHS
                                                  ENDED 6-30-99       ENDED 6-30-98       ENDED 6-30-99         ENDED 6-30-98
INTEREST INCOME:
Interest and fees on loans                          $1,436,657          $1,521,508          $2,811,666            $3,143,348
Interest on time deposits with other
  financial institutions                               379,791              93,260             743,471               183,275
Interest on U.S. government
  treasury securities                                  189,020             210,581             349,788               377,842
Interest on federal funds sold                         128,548             276,018             312,550               488,118
                                                  -------------        -------------        -------------        ------------
Total interest income                                2,134,015           2,101,367           4,217,475             4,192,583

INTEREST EXPENSE:
Interest on deposits                                   535,226             516,198           1,122,444             1,017,740
                                                  -------------        -------------        -------------        ------------
Total interest expense                                 535,226             516,198           1,122,444             1,017,740
                                                  -------------        -------------        -------------        ------------
Net interest income                                  1,598,790           1,585,169           3,095,031             3,174,843
Provision for loan losses                                   -               25,000                  -                100,000
                                                  -------------        -------------        -------------        ------------
Net interest income after
  provision for loan losses                          1,598,790           1,560,169           3,095,031             3,074,843

NON-INTEREST INCOME:
Service charges on deposit accounts                     86,238              90,953             173,059               176,955
Other customer fees and charges                         44,106              42,603             147,007                85,981
                                                  -------------        -------------        -------------        ------------
Total non-interest income                              130,344             133,556             320,066               262,936

NON-INTEREST EXPENSE:
Salaries and employee benefits                         544,800             513,088           1,066,248             1,019,307
Occupancy expense                                      103,356              98,249             205,935               202,084
Equipment expense                                       63,919              56,974             124,236               101,129
Other                                                  250,013             277,062             493,381               520,449
                                                  -------------        -------------        -------------        ------------
Total non-interest expense                             962,089             945,373           1,889,800             1,842,969
Income before income taxes                             767,045             748,352           1,525,297             1,494,810
Provision for income taxes                             325,172             312,234             637,301               623,293
                                                  -------------        -------------        -------------        ------------
Net Income                                            $441,873            $436,118            $887,996              $871,517
                                                  -------------        -------------        -------------        ------------
                                                  -------------        -------------        -------------        ------------

EARNINGS PER SHARE:
Earnings per common share                                $0.96               $1.00               $1.94                 $1.99
Earnings per common share assuming dilution              $0.94               $0.93               $1.90                 $1.86
Weighted average shares outstanding                    459,030             437,678             456,684               437,434
Weighted avg. shrs. outsdg. assuming dilution          470,033             469,528             467,687               469,284
                                                  -------------        -------------        -------------        ------------
                                                  -------------        -------------        -------------        ------------

The accompanying notes are an integral part of these consolidated financial statements.


SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND  1998
                     (UNAUDITED)

                                                                     SIX MONTHS                  SIX MONTHS
                                                                  ENDED 6-30-99               ENDED 6-30-98
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                                   $ 3,928,256                 $ 4,041,361
Fees received                                                           572,523                     425,959
Interest paid                                                        (1,173,387)                 (1,057,921)
Cash paid to suppliers and employees                                 (1,853,267)                 (1,914,864)
Income taxes paid                                                      (765,000)                   (634,364)
                                                         -----------------------     -----------------------
Net cash provided by operating activities                               709,125                     860,171

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in time deposits with
   other financial institutions                                      (4,455,000)                   (693,000)
Maturity of investment securities                                     7,499,670                   5,598,079
Purchase of investment securities                                    (5,000,000)                 (8,000,000)
Net (increase) decrease in loans to customers                          (469,474)                 10,181,099
Recoveries on loans previously charged-off                                    0                       2,123
(Increase) decrease in premises and equipment                           (48,042)                   (242,394)
                                                         -----------------------     -----------------------
Net cash provided by (used in) investing activities                  (2,472,846)                  6,845,907

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in demand, interest
   bearing transaction, and savings deposits                          9,409,713                   3,179,589
Net increase (decrease) in time deposits                             (7,907,160)                  1,960,212
(Increase) decrease in other assets                                  (3,427,846)                   (533,138)
Exercise of stock options                                                90,000                     159,875
Repurchase of common stock (decrease)                                   (81,892)                      6,270
Dividends paid (decrease)                                              (344,135)                   (338,891)
                                                         -----------------------     -----------------------
Net cash provided by (used in) financing activities                  (2,261,320)                  4,421,377
                                                         -----------------------     -----------------------
Net increase (decrease) in cash and cash equivalents                 (4,025,041)                 12,127,455
Cash and cash equivalents at the
   beginning of the year                                             26,766,067                  21,574,015
                                                         -----------------------     -----------------------
Cash and cash equivalents at the end of the year                   $ 22,741,026                $ 33,701,470
                                                         -----------------------     -----------------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:

Net Income                                                            $ 887,996                   $ 871,517
Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and amortization                                           118,914                     111,982
Provision for loan losses and OREO losses                                     0                     100,000
(Increase) decrease in interest receivable                              (64,493)                     58,677
Increase (decrease) in unearned loan fees                                27,731                     (46,876)
Increase (decrease) in accrued interest payable                         (50,943)                    (40,181)
(Increase) decrease in prepaid expenses                                 (50,491)                    (92,663)
Increase (decrease) in accounts payable                                 (31,890)                    (91,214)
Increase (decrease) in income taxes payable                            (127,699)                    (11,071)
                                                         -----------------------     -----------------------
Total adjustments                                                      (178,871)                    (11,346)
                                                         -----------------------     -----------------------
Net cash provided by operating activities                             $ 709,125                   $ 860,171
                                                         -----------------------     -----------------------

The accompanying notes are an integral part of these consolidated financial statements
                                                                              5

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                      (UNAUDITED)

                                                  NUMBER OF
                                                     SHARES                    COMMON               RETAINED
                                                OUTSTANDING                     STOCK               EARNINGS             TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                        452,684                $3,829,341            $10,259,075          14,088,416

Stock Options Exercised                               7,500                    90,000                      0              90,000

Repurchase of Common Stock                           (1,837)                  (81,892)                     0             (81,892)

Issuance of cash dividends of $.75 per share              0                         0               (344,135)           (344,135)

Net Income                                                0                         0                887,997             887,997

Balance at June 30, 1999                            458,347                 3,837,449             10,802,937          14,640,386

Balance at December 31, 1997                        436,565                 3,709,145              9,169,524          12,878,669

Stock Options Exercised                               1,580                    18,755                     -               10,000

Repurchase of Common Stock                             (110)                   (6,270)                     0              (6,270)

Issuance of cash dividends of $.75 per share              0                         0               (338,891)           (338,891)

Net Income                                                0                         0                871,517             871,517

Balance at June 30, 1998                            438,035                 3,721,630              9,702,150          13,423,780


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1999 and the results of operations for the six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1998 Annual Report to Shareholders, which is incorporated by reference in the Company's 1998 annual report on Form 10-K. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

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

SFAS 128 replaces current earnings per share reporting requirements and requires a dual presentation of basic and diluted earnings per share. Earnings per share excludes dilution and is computed by dividing net income by the weighted average common shares outstanding of 456,684 and 437,434 during the six months ended June 30, 1999 and 1998, respectively. Diluted earnings per share reflects the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Bank's Stock Option Plans. Diluted earnings per share under SFAS 128 would not have been significantly different than primary earnings per share currently reported for the periods.

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

INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

      The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended June 30, 1999. The table presents each major category of interest-earning assets and interest bearing-liabilities.

                      INTEREST RATE RISK REPORTING SCHEDULE

REPORTING INSTITUTION:  SUMMIT BANK                                    REPORTING DATE: 6/30/99

                               REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT

                                $(000.00)
                                  OMITTED       UP   greater than 3   greater than 1  greater than 3    greater than  5       OVER
                                    TOTAL        3   less than    1   less than    3  less than    5    less than    10   10 YEARS
  I.     EARNING ASSETS

      A. INVESTMENTS:
      1. U.S. TREASURIES               $0       $0               $0               $0              $0                 $0         $0
      2. U.S. AGENCIES             13,000        0            1,000           12,000               0                  0          0
      3. FED FUNDS SOLD            15,168   15,168                0                0               0                  0          0
      4. PURCHASED CDS             28,590    3,761            9,894           14,935               0                  0          0
                                ---------   ------    -------------    -------------   -------------    ---------------  ---------
         TOTAL INVESTMENTS        $56,758  $18,929          $10,894          $26,935              $0                 $0         $0

      B. LOANS                    $50,824  $48,273              $44           $1,219            $835               $452         $0
                                ---------   ------    -------------    -------------   -------------    ---------------  ---------
         TOTAL LOANS              $50,824  $48,273              $44           $1,219            $835               $452         $0

      C. TOTAL EARNING ASSETS    $107,582  $67,202          $10,938          $28,154            $835               $452         $0

  II.    COST OF FUNDS (DEPOSITS)

      A. CERTIFICATE OF DEPOSITS  $26,219  $18,969           $7,193              $27              $0                $30         $0
      B. MONEY MARKET ACCOUNTS     36,546    4,984           14,051           17,512               0                  0          0
      C. TRANSACTION ACCOUNTS       5,274      226              678            1,788           1,286              1,297          0
      D. SAVINGS ACCOUNTS           2,268       97              292              769             553                558          0
                                ---------   ------    -------------    -------------   -------------    ---------------  ---------
         TOTAL COSTS OF FUNDS     $70,307  $24,276          $22,214          $20,096          $1,839             $1,885         $0

 III.    INTEREST SENSITIVE
           ASSETS                $107,582  $67,202          $10,938          $28,154            $835               $452         $0

  IV.    INTEREST SENSITIVE
           LIABILITIES            $70,307  $24,276          $22,214          $20,096          $1,839             $1,885         $0
                                ---------   ------    -------------    -------------   -------------    ---------------  ---------

   V.    GAP                      $37,275  $42,926         ($11,276)          $8,058         ($1,004)           ($1,433)        $0

  VI.    CUMULATIVE GAP           $37,275  $42,926          $31,650          $39,708         $38,704            $37,271    $37,271

 VII.    GAP RATIO                   1.53     2.77             0.49             1.40            0.45               0.24       0.00

VIII.    CUMULATIVE RATIO            1.53     2.77             1.68             1.60            1.57               1.53       1.53

  IX.    GAP AS A % OF TOTAL
           ASSETS                   30.36    34.96            -9.18             6.56           -0.82               1.17       0.00

   X.    CUMULATIVE GAP AS A %
           OF TOTAL ASSETS          30.36    34.96            25.78            32.34           31.52              30.36      30.36


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NONE


FINANCIAL CONDITION

LIQUIDITY MANAGEMENT

The consolidated loan-to-deposit ratio at June 30, 1999 was 48.0% which was a decrease from 54.2% for the same period in 1998. Total outstanding loans as of June 30, 1999 increased $3,015,000 compared to the same period a year ago while total deposits increased $15,820,000 versus the same time last year. The decrease in loans was primarily due to the company maintaining it's lending standards and increased competition in the marketplace. The increase in deposits is primarily due to the Bank's effort in marketing its products.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, investment securities and federal funds sold totaled $64,332,000 on June 30, 1999. This amount represented 57.8% of total deposits in comparison to the liquidity ratio of 57.4% as of June 30, 1998. This relative stability is primarily a result of both a rise in loan growth and an increase in deposits. It is management's belief that the current liquidity level is sufficient to meet current needs. The Company is not aware of any current recommendations by the regulatory authorities, which, if they were implemented, would have a material effect on the Company.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.

                             INVESTMENT COMPARATIVE
                                ($000.00 Omitted)

                            6-30-99     %     12-31-98    %     6-30-98   %
Fed funds sold              $15,168    26%     18,640    32%    25,510   54%
Interest bearing Deposits    28,590    48%     24,135    41%     6,337   14%
Securities                   13,000    26%     15,500    27%    14,898   32%

Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on June 30, 1999 were comprised of U.S. Gov't agencies.

CHANGES IN FINANCIAL POSITION

As of June 30, 1999, total deposits increased $1,503,000 from December 31, 1998 and loans outstanding increased $501,000. Total deposits as of June 30, 1999 were $111,392,000, an increase of 16.6% from $95,572,000 as of June 30, 1998.
Total loans as of June 30, 1999 were $54,833,000, a slight increase from $54,332,000 as of June 30, 1998.

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.

                               DEPOSIT COMPARATIVE
                                ($000.00 Omitted)

                                  6-30-99       %    12-31-98    %    6-30-98     %
Demand                            $42,219      38%    38,077    35%    32,679    34%
Savings                             2,268       2%     2,136     2%     3,063     3%
Interest bearing Trans. Deposits   40,486      36%    35,351    32%    33,778    35%
Other time                         26,419      24%    34,326    31%    26,052    28%

The following table sets forth the amount of loans outstanding by each category and the percent of total loans outstanding at the dates specified.


                                LOAN COMPARATIVE
                                ($000.00 Omitted)

                        6-30-99      %    12-31-98    %    6-30-98      %
Commercial              $36,495     67%    38,403    71%    37,042     72%
Real estate-const         5,789     11%     5,060     9%     4,773      9%
Real estate-other         7,271     13%     5,673    10%     4,724      9%
Installment/other         5,298     10%     5,196    10%     5,279     10%



NON-PERFORMING ASSETS

The following table provides information with respect to the subsidiary Bank's past due loans and components for non-performing assets at the dates indicated.


                                    NON-PERFORMING ASSETS
                                     ($000.00 Omitted)

                                      6-30-99  12-31-98  6-30-98
Loans 90 days or more past
 due & still accruing                  $   50    $  662   $    0
Non-accrual loans                         522       651      413
Other real estate owned                   560       212    1,359
                                       ------    ------   ------
   Total non-performing assets         $1,132    $1,525   $1,772
                                       ------    ------   ------
                                       ------    ------   ------
Non-performing assets to
  period end loans plus
  other real estate owned                2.04%     2.81%    3.43%

Allowance to non-performing loans         230%      100%     312%

Allowance to non-performing assets        116%       86%      73%


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

The decrease in non-performing assets from June 30, 1998 to June 30, 1999 is the result of an increase in loans 90 days past due and non-accrual loans of $159,000 and a decrease of $799,000 in OREO. Of the $572,000 total loans 90 days or more past due and still accruing in 1999, $217,000 is guaranteed by Small Business Administration.

The total OREO amount, $560,000 is related to two properties. One of the properties consists of 3 vacant lots in Pacheco. The second is a single family home in Alamo. The Bank is currently in escrow on the pacheco property, and has received an offer for the single family home in Alamo.

CAPITAL POSITION

As of June 30, 1999, Shareholders' Equity was $14,640,000. This represents an increase of $1,216,000 or 9.1% over the same period last year. Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $2,500,000 of its stock. As of JUNE 30, 1999, the Company has repurchased a total of 161,749 shares of the Company stock constituting 30.1% of the Company's original stock prior to the repurchase program, at a total cost of $2,444,000, or an average price per share of $15.11. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders. The program has not affected the Company's liquidity or capital position or its ability to operate as the Company's capital growth has exceeded its asset growth. In addition, the Company's subsidiary Bank remains more than well-capitalized under current regulations.

The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same as of June 30, 1999:

                                           Minimum
                   Capital Ratio    Regulatory Requirement
Tier 1 Capital        19.12%                4.00%
Total Capital         20.37%                8.00%
Leverage Ratio        12.06%                4.00%

The Company is not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have a material effect on the Company.

RESULTS OF OPERATIONS


NET INTEREST INCOME

Total interest income including loan fees increased from $4,193,000 for the first six months of 1998 to $4,217,000 for the same period in 1999.

The yield on loans and fees increased 111 basis points over the same period last year. The increase in interest income from investments was due to an increase in volume as the yield decreased 4 basis points compared to the same period in 1998. Average total investments were $19,449,000 higher than the same period last year due to deposit growth.

Interest expense increased from $3,075,000 at the end of the first six months of 1998 to $3,095,000 in 1999. This increase was due to an increase in average interest-bearing deposit accounts of $6,386,000 during the first six months of 1999 versus the same period last year. The average cost of funds for the period ending June 30, 1999 was 6 basis points more than the same period last year.

As a result of these factors, net interest margin for the first six months of 1999 was 5.71% compared to 5.81% for the same period last year.

OTHER OPERATING INCOME

Service charges on deposit accounts as of the end of the first six months of 1999 decreased slightly to $173,000 versus $177,000 for the same period in 1998.

Other customer fees and charges increased $61,000 for the present quarter associated with the sale of real estate.


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

The following table summarizes the activity in the Bank's allowance for loan losses for the six months ended June 30, 1999 and 1998.

                                           SIX MONTHS ENDED
                                           ----------------
                                           ($000.00 Omitted)
                                           6-30-99  6-30-98

Balance, beginning of the period           $1,319   $1,238
Provision for loan losses                       0      100
Recoveries                                      1        2
Loans charged-off                               5       50
                                           ------   ------
Balance, end of the period                 $1,315   $1,290

The balance in the allowance for loan losses at June 30, 1999 was 2.46% of total loans compared to 2.49% of total loans at June 30, 1998.


OTHER OPERATING EXPENSES

Total other operating expenses increased $47,000 as of the end of the first six months of 1999 compared to the same period last year. This increase was primarily due to an increase in salaries and employee expense. Equipment Expense increase was related to continued upgrades in our computer delivery system.


PROVISION FOR INCOME TAXES

The Company's provision for income taxes as of the end of the first six months of 1999 increased from $623,000 in 1998 to $637,000. For the same period in 1999 the Company's total effective tax rate was 41.8% compared to 41.7% in 1998.

NET INCOME

Net income for the first six months of 1999 increased to $888,000 from $872,000 for the same period in 1998, or an increase of 1.8%.


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

The Company has reviewed its internal systems, products and the readiness of third parties with whom it has business relationships and has assigned a dedicated task force to develop and implement a year 2000 plan (the "Plan") which is designed to cover all of the Company's activities. The Plan, is reviewed regularly by senior management and the Board of Directors and includes the evaluations of both information technology ("IT") and non-IT systems, consists of five steps.

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

The Company believes that any modifications deemed necessary will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. To date, the Company's costs related to the year 2000 issues have amounted to approximately $85,000 and the Company does not expect the aggregate amount spent on the year 2000 to exceed $100,000. The Company has completed its contingency plan with respect to year 2000 requirements and is currently testing the plan.

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


ITEM 1 - LEGAL PROCEEDINGS
          No material developments from that which was reported in the Form 10-K dated for the year ended December 31, 1998.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
          None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Annual Meeting of shareholders minutes are attached
          (Exhibit #1) The annual meeting was held May 19, 1999.

ITEM 5 - OTHER INFORMATION
          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K (Article 9)
         (a)  Exhibits

          2   Weighted Average Shares

         27   Financial Data Schedule

         (b)  Reports on Form 8-K
               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SUMMIT BANCSHARES, INC.
                                  REGISTRANT



  DATE: August 13, 1999             BY: /s/ Shirley W. Nelson
       -------------------             -----------------------------
                                        SHIRLEY W. NELSON
                                        CHAIRMAN AND CEO
                                        (PRINCIPAL EXECUTIVE OFFICER)


  DATE: August 13, 1999             BY: /s/ Kikuo Nakahara
       -------------------             -----------------------------
                                        KIKUO NAKAHARA
                                        CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL OFFICER)




       The remainder of this page is intentionally left blank


20