Form 10-Q
period 1999-09-30
SUMMIT BANCSHARES INC/CA
filed 1999-11-15
CIK 353203

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


                FOR QUARTER ENDED:              SEPTEMBER 30, 1999

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

                               YES   X   NO
                                   -----    -----

The number of shares outstanding of the registrant's common stock was 455,438 shares of no par value common stock issued as of September 30, 1999

PART I - FINANCIAL INFORMATION

ITEM 1                                                                      PAGE
SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS

          Consolidated Balance Sheets ....................................   3

          Consolidated Statements of Income ..............................   4

          Consolidated Statement of Cash Flows ...........................   5

          Consolidated Statement of Changes in Shareholders' Equity ......   6

          Notes to Financial Statements ..................................   7-8

          Interest Rate Risk Reporting Schedule ..........................   10


ITEM 2

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................ 11-19

                     PART II - OTHER INFORMATION

          ITEMS 1-6 ...................................................... 20-21

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
FINANCIAL POSITION SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
              (UNAUDITED)


ASSETS                                                                                                 09/30/99         12/31/98
----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                             $ 5,499,375      $ 8,126,067
Federal funds sold                                                                                   11,335,000       18,640,000
                                                                                              -----------------  -----------------
Cash and cash equivalents                                                                            16,834,375       26,766,067
Time deposits with other financial institutions                                                      28,087,690       24,135,487
Investment securities (fair value of $20,336,862 at
    September 30, 1999 and $15,489,100 at
    December 31, 1998 ) held to maturity                                                             20,465,718       15,499,670
Loans, net of allowance for loan losses of
     $ 1,332,348 at September 30, 1999 and
     $ 1,319,451 at December 31, 1998                                                                52,822,891       53,013,148
Other real estate owned                                                                                 422,845          212,262
Premises and equipment, net                                                                             854,405          976,388
Interest receivable and other assets                                                                  4,779,713        4,052,554
                                                                                             ------------------  ----------------

Total Assets                                                                                       $124,267,637     $124,655,576
                                                                                             -=================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand                                                                                             $ 36,464,354     $ 38,076,664
Interest-bearing transaction accounts                                                                39,161,027       35,350,967
Savings                                                                                               3,023,819        2,135,736
Time certificates $100,000 and over                                                                  21,968,039       26,147,116
Other time certificates                                                                               7,321,416        8,178,876
                                                                                             ------------------  ----------------
Total Deposits                                                                                      107,938,655      109,889,359
Interest payable and other liabilities                                                                1,357,296          677,802
                                                                                             ------------------  ----------------
Total Liabilities                                                                                   109,295,952      110,567,161

SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
   2,000,000 shares authorized, no shares outstanding                                                         0                0
Common Stock, no par value:
   3,000,000 shares authorized;
  455,438 shares outstanding at September 30, 1999 and
   452,684 shares outstanding at December 31, 1998                                                    3,709,178        3,829,340
Retained Earnings                                                                                    11,262,507       10,259,075
                                                                                             ------------------  ----------------
Total Shareholders' Equity                                                                           14,971,685       14,088,415

Total Liabilities and Shareholders' Equity                                                         $124,267,637     $124,655,576
                                                                                             ==================  ================

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                     THREE MONTHS                 THREE MONTHS                NINE MONTHS             NINE MONTHS
                                     ENDED 9-30-99                ENDED 9-30-98              ENDED 9-30-99           ENDED 9-30-98
INTEREST INCOME:
Interest and fees on loans            $1,401,276                   $1,494,579                 $ 4,212,942             $ 4,637,926
Interest on time deposits with
  other financial institutions           383,542                      128,126                   1,127,012                 311,401
Interest on U.S. government
   treasury securities                   242,717                      197,020                     592,505                 574,862
Interest on federal funds sold           247,905                      403,006                     560,455                 891,124
                              --------------------        ---------------------       ---------------------     -------------------
Total interest income                  2,275,439                    2,222,731                   6,492,914               6,415,313

INTEREST EXPENSE:
Interest on deposits                     572,567                      605,167                   1,695,011               1,622,908
                              --------------------        ---------------------       ---------------------     -------------------
Total interest expense                   572,567                      605,167                   1,695,011               1,622,908
                              --------------------        ---------------------       ---------------------     -------------------
Net interest income                    1,702,872                    1,617,564                   4,797,903               4,792,405
Provision for loan losses                    -                            -                           -                   100,000
                              --------------------        ---------------------       ---------------------     -------------------
Net interest income after
   provision for loan losses           1,702,872                    1,617,564                   4,797,903               4,692,405

NON-INTEREST INCOME:
Service charges on deposit accounts      106,113                      115,837                     337,296                 348,861
Other customer fees and charges            1,720                       21,079                      90,602                  50,991
                              --------------------        ---------------------       ---------------------     -------------------
Total non-interest income                107,833                      136,916                     427,899                 399,852

NON-INTEREST EXPENSE:
Salaries and employee benefits           602,019                      589,643                   1,668,267               1,608,950
Occupancy expense                         99,969                      103,257                     305,904                 305,341
Equipment expense                         68,337                       65,147                     192,573                 166,275
Other                                    251,622                      227,039                     745,003                 747,488
                              --------------------        ---------------------       ---------------------     -------------------
Total non-interest expense             1,021,946                      985,086                   2,911,746               2,828,054
Income before income taxes               788,759                      769,394                   2,314,056               2,264,204
Provision for income taxes               329,188                      324,863                     966,489                 948,156
                              --------------------        ---------------------       ---------------------     -------------------
Net Income                              $459,571                     $444,531                  $1,347,567              $1,316,048
                              ====================        =====================       =====================     ===================

EARNINGS PER SHARE:
Earnings per common share                  $1.01                        $1.01                       $2.95                   $3.01
Earnings per common
  assuming dilution share                  $0.99                        $0.95                       $2.90                   $2.80
Weighted average shares outstanding      455,755                      438,035                     456,755                 437,636
Weighted avg. shrs. outsdg.
  assuming dilution                      464,556                      469,973                     465,172                 469,574
                              ====================        =====================       =====================     ===================

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND  1998
                 (UNAUDITED)

                                                           NINE MONTHS                          NINE MONTHS
                                                          ENDED 9-30-99                        ENDED 9-30-98

CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                             $ 6,054,499                          $ 6,050,029
Fees received                                                     811,460                              706,317
Interest paid                                                  (1,686,735)                          (1,623,415)
Cash paid to suppliers and employees                           (2,713,514)                          (2,717,211)
Income taxes paid                                                (820,000)                          (1,049,365)
                                                      ---------------------               ----------------------
Net cash provided by operating activities                       1,645,710                            1,366,355

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in time deposits with
   other financial institutions                                (3,952,203)                          (8,301,742)
Maturity of investment securities                               7,499,670                           10,997,392
Purchase of investment securities                             (12,465,718)                         (12,000,000)
Net (increase) decrease in loans to customers                     621,172                            6,679,776
Recoveries on loans previously charged-off                         22,792                               31,462
(Increase) decrease in premises and equipment                     (73,065)                            (337,513)
                                                      ---------------------               ----------------------
Net cash provided by (used in) investing activities            (8,347,352)                          (2,930,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in demand, interest
   bearing transaction, and savings deposits                    3,085,833                            7,103,821
Net increase (decrease) in time deposits                       (5,036,536)                           7,637,736
(Increase) decrease in other assets                              (815,049)                          (2,184,089)
Exercise of stock options                                          90,000                               18,755
Repurchase of common stock (decrease)                            (210,163)                              (6,270)
Dividends paid (decrease)                                        (344,135)                            (338,891)
                                                      ---------------------              -----------------------
Net cash provided by (used in) financing activities            (3,230,050)                          12,231,062
                                                      ---------------------               ----------------------
Net increase (decrease) in cash and cash equivalents           (9,931,692)                          10,666,792
Cash and cash equivalents at the
   beginning of the year                                       26,766,067                           21,574,015
                                                      ---------------------               ----------------------
Cash and cash equivalents at the end of the year             $ 16,834,375                         $ 32,240,807
                                                      ---------------------               ----------------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income                                                    $ 1,347,567                          $ 1,316,047
Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and amortization                                     196,727                              178,938
Provision for loan losses and OREO losses                               0                              100,000
(Increase) decrease in interest receivable                       (122,691)                             (31,434)
Increase (decrease) in unearned loan fees                          67,837                              (27,385)
Increase (decrease) in accrued interest pay                         8,276                                 (507)
(Increase) decrease in prepaid expenses                           (48,242)                             (85,872)
Increase (decrease) in accounts payable                            49,747                               17,777
Increase (decrease) in income taxes payable                       146,489                             (101,209)
                                                      ---------------------               ----------------------
                                                                  298,143                               50,308
                                                      ---------------------               ----------------------
Net cash provided by operating activities                      $1,645,710                          $ 1,366,355
                                                      ---------------------               ----------------------

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                       (UNAUDITED)


                                       NUMBER OF
                                         SHARES                     COMMON                    RETAINED
                                       OUTSTANDING                   STOCK                    EARNINGS                    TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998            452,684                   $3,829,341                 $10,259,075               14,088,416

Stock Options Exercised                   7,500                       90,000                           0                   90,000

Repurchase of Common Stock               (4,746)                    (210,163)                          0                 (210,163)

Issuance of cash dividends of $.75
  per share                                   0                            0                    (344,135)                (344,135)

Net Income                                    0                            0                   1,347,567                1,347,567

Balance at September 30, 1999           455,438                    3,709,178                  11,262,507               14,971,685


Balance at December 31, 1997            436,565                    3,709,145                   9,169,524               12,878,669

Stock Options Exercised                  15,700                      159,875                           -                  159,875

Repurchase of Common Stock                 (110)                      (6,270)                          0                   (6,270)

Issuance of cash dividends of $.75
  per share                                   0                            0                    (338,891)                (338,891)

Net Income                                    0                            0                   1,316,048                1,316,048

Balance at September 30, 1998           452,155                    3,862,750                  10,146,681               14,009,431

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1999 and the results of operations for the nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1998 Annual Report to Shareholders, which is incorporated by reference in the Company's 1998 annual report on Form 10-K. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

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

SFAS 128 replaces current earnings per share reporting requirements and requires a dual presentation of basic and diluted earnings per share. Earnings per share excludes dilution and is computed by dividing net income by the weighted average common shares outstanding of 455,755 and 438,035 during the nine months ended September 30, 1999 and 1998, respectively. Diluted earnings per share reflects the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Bank's Stock Option Plans. Diluted earnings per share under SFAS 128 would not have been significantly different than primary earnings per share currently reported for the periods.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

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


FINANCIAL CONDITION

LIQUIDITY MANAGEMENT

The consolidated loan-to-deposit ratio at September 30, 1999 was 48.9% which was a decrease from 51.4% for the same period in 1998. Total outstanding loans as of September 30, 1999 decreased $1,288,000 compared to the same period a year ago while total deposits increased $2,765,000 versus the same time last year. The decrease in loans was mainly due to Summit maintaining it's lending standards during a period of increased competition that resulted in a lowering of lending standards throughout the marketplace. The increase in deposits is mainly due to Bank's effort in marketing its products. The average loan-to-deposit ratio for the third quarter of 1999 was 45.9%, a decrease from 49.5% for the same period last year. This decrease was caused by an increase in average total deposits of $10,830,000 or 10.8% while average total loans decreased $1,309,000 or 2.5%. Management continues to seek growth and acquisition of quality credits.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, investment securities and federal funds sold totaled $65,388,000 on September 30, 1999. This amount represented 60.6% of total deposits in comparison to the liquidity ratio of 56.8% as of September 30, 1998. This increase is primarily a result of a decline in loan growth and an increase in deposits. It is management's belief that the current liquidity level is appropriate given current economic conditions and is sufficient to meet current needs.

The Company is not aware of any current recommendations by the regulatory authorities, which, if they were implemented, would have a material effect on the Company.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.

                             INVESTMENT COMPARATIVE
                                ($000.00 Omitted)

                     9-30-99       %    12-31-98       %     9-30-98       %
Fed funds sold       $11,335     19%     $18,640     32%     $26,740     49%
Interest bearing
   deposits           28,087     47%      24,135     41%      13,946     26%
Securities            20,465     34%      15,500     27%      13,499     25%


Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on September 30, 1999 were comprised of U.S. Gov't agencies.


CHANGES IN FINANCIAL POSITION

As of September 30, 1999, total deposits increased $1,951,000 from December 31, 1998 while at the same time total loans outstanding decreased $190,000. Total deposits as of September 30, 1999 were $107,939,000, an increase of 2.6% from $105,173,000 as of September 30, 1998. Total loans as of September 30, 1999 were $52,823,000, a decrease of 2.38% from $54,111,000 as of September 30, 1999.

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.

                               DEPOSIT COMPARATIVE
                                ($000.00 Omitted)

                     9-30-99       %      12-31-98     %      9-30-98      %
Demand               $36,464     34%     $38,076     35%     $36,466     35%

Savings                3,024      3%       2,136      2%       2,986      3%

Interest bearing      39,161     36%      35,351     32%      33,991     32%
 Trans. Deposits

Other time            29,290     27%      34,326     28%      31,730     30%

The following table sets forth the amount of loans outstanding by each category and the percent of total loans outstanding at the dates specified.


                                LOAN COMPARATIVE
                                ($000.00 Omitted)

                      9-30-99       %    12-31-98       %     9-30-98       %
Commercial            $30,343     56%     $38,335     71%     $40,767     74%
Real estate-const       7,204     13%       5,060      9%       4,429      8%
Real estate-other       9,709     18%       5,751     11%       5,512     10%
Installment/other       6,899      8%       5,187      9%       4,721      8%



NON-PERFORMING ASSETS

The following table provides information with respect to the subsidiary Bank's past due loans and components for non-performing assets at the dates indicated.


                              NON-PERFORMING ASSETS
                                ($000.00 Omitted)

                                  9-30-99    12-31-98     9-30-98
Loans 90 days or more past
 due & still accruing              $    6      $  662      $    0
Non-accrual loans                     271         651         406
Other real estate owned               422         212       1,359
                                   ------      ------      ------
   Total non-performing assets     $  699      $1,525      $1,765
                                   ======      ======      ======
Non-performing assets to
  period end loans plus
  other real estate owned            1.31%       2.81%       3.11%

Allowance to non-performing
  loans                               481%        100%        325%

Allowance to non-performing
  assets                              190%         86%         75%


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

The decrease in non-performing assets from September 30, 1998 to September 30, 1999 is due primarily to a decrease in non-accrual loans of $135,000 and a decrease of $937,000 in OREO. Of the $271,000 total non accrual loans in 1999, $129,000 is guaranteed by Small Business Administration.

The total OREO amount, $422,000, is related to one property that is located in Contra Costa County. This property is currently under contract to be sold, and is expected to be liquidated before the end of the year.

CAPITAL POSITION

As of September 30, 1999, Shareholders' Equity was $14,972,000. This represents an increase of $1,103,000 or 8.0% over the same period last year. Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $3,500,000 of its stock. As of September 30, 1999, the Company has repurchased a total of 164,658 shares of the Company stock constituting 30.6% of the Company's original stock prior to the repurchase program, at a total cost of $2,572,700, or an average price per share of $15.62. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders. The program has not affected the Company's liquidity or capital position or its ability to operate as the Company's capital growth has exceeded its asset growth. In addition, the Company's subsidiary Bank remains more than well-capitalized under current regulations.

The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same as of September 30, 1999:

                            Capital Ratio                 Minimum
                                                   Regulatory requirement
Tier 1 Capital                  20.49%                     4.00%
Total Capital                   21.72%                     8.00%
Leverage Ratio                  11.77%                     3.00%


The Company is not aware of any current recommendations by the regulatory authorities which if they were implemented would have a material effect on the Company.

INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

     The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended September 30, 1999. The table presents each major category of interest-earning assets and interest bearing-liabilities.

                      INTEREST RATE RISK REPORTING SCHEDULE

REPORTING INSTITUTION:  SUMMIT BANK                      REPORTING DATE: 9-30-99

           REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT

                                               ($000.00)
                                                OMITTED          UP      > 3Mo.       > 1Yrs.     > 3Yrs.    > 5Yrs.      OVER
                                                  TOTAL       3 Mo.      < 1Yrs.      < 3Yrs.     < 5Yrs.    < 10Yrs.    10 YEARS
     I.       EARNING ASSETS

           A. INVESTMENTS:
           1. U. S. TREASURIES                       $0          $0          $0           $0          $0          $0          $0
           2. U. S. AGENCIES                     20,466       1,000       2,000       17,466           0           0           0
           3. FED FUNDS SOLD                     11,335      11,335           0            0           0           0           0
           4. PURCHASED CDS                      28,088       5,249       9,776       13,062           0           0           0
                                              ---------     -------     --------     --------     -------     -------     --------
              TOTAL INVESTMENTS                 $59,889     $17,584     $11,776      $30,528          $0          $0          $0


           B. LOANS                             $52,651     $48,385      $1,541         $500      $2,225          $0          $0
                                              ---------     -------     --------     --------     -------     -------     --------
              TOTAL LOANS                       $52,651     $48,385      $1,541         $500      $2,225          $0          $0

           C. TOTAL EARNING ASSETS             $112,540     $65,969     $13,317      $31,028      $2,225          $0          $0

    II.       COST OF FUNDS (DEPOSITS)

           A. CERTIFICATE OF DEPOSITS           $29,290     $19,771      $9,448          $71          $0          $0          $0
           B. MONEY MARKET ACCOUNTS              37,123       5,062      14,273       17,788           0           0           0
           C. TRANSACTION ACCOUNTS                5,135         220         660        1,741       1,252       1,262           0
           D. SAVINGS ACCOUNTS                    3,024         130         389        1,025         737         743           0
                                              ---------     -------     --------     --------     -------     -------     --------
              TOTAL COST OF FUNDS               $74,572     $25,183     $24,770      $20,625      $1,989      $2,005          $0

   III.       INTEREST SENSITIVE ASSETS        $112,540     $65,969     $13,317      $31,028      $2,225          $0          $0

    IV.       INTEREST SENSITIVE LIABILITIES    $74,572     $25,183     $24,770      $20,625      $1,989      $2,005          $0
                                              ---------     -------     --------     --------     -------     -------     --------
     V.       GAP                               $37,968     $40,786    ($11,453)     $10,403        $236     ($2,005)         $0

    VI.       CUMULATIVE GAP                    $37,968     $40,786     $29,333      $39,736     $39,972     $37,967     $37,967

   VII.       GAP RATIO                            1.51        2.62        0.54         1.50        1.12        0.00        0.00

  VIII.       CUMULATIVE RATIO                     1.51        2.62        1.59         1.56        1.55        1.51        1.51

    IX.       GAP AS A % OF TOTAL ASSETS          31.04       33.34       -9.36         8.50        0.19       -1.64        0.00

     X.       CUMULATIVE GAP AS A % OF            31.04       33.34       23.98        32.48       32.67       31.04       31.04
                   TOTAL ASSETS

RESULTS OF OPERATIONS

NET INTEREST INCOME

Total interest income including loan fees increased from $6,415,000 for the first nine months of 1998 to $6,493,000 for the same period in 1999. Although loan income decreased, the increase in deposits caused an increase in investment income. Loan fees showed a decrease of $18,000 compared to the same period last year reflective of the decrease in loan growth. The yield on loans and fees decreased 53 basis points over the same period last year. The increase in interest income from investments was due to an increase in volume as the yield decreased 50 basis points compared to the same period in 1998. Average total investments was $16,868,000 higher than the same period last year due to deposit growth.

Interest expense increased from $1,623,000 at the end of the first nine months of 1998 to $1,695,000 in 1999. This increase was due to an increase in average interest-bearing deposit accounts of $6,001,000 during the first nine months of 1999 versus the same period last year. The average cost of funds for the period ending September 30, 1999 was 15 basis points less than the same period last year. As a result of these factors, net interest margin for the first nine months of 1999 was 6.52% compared to 5.79% for the same period last year.

For the third quarter, total interest income including loan fees increased from $2,223,000 in 1998 to $2,275,000 for the same period in 1999. This increase is due to an increase in securities income. Average loan volume for the third quarter of 1999 showed a decrease of $1,309,000 from the same period last year. Yield on loans for the third quarter of 1999 was 10.86% compared to 11.29% for the same period last year. For the third quarter of 1999, total interest income on investments increased $146,000. This increase was attributable to an average investment volume increase of $13,118,000, along with an interest yield decrease from 5.56% in the third quarter of 1998 to 5.33% for the same period in 1999.

For the third quarter of 1999, interest expense decreased $33,000 compared to the same period in 1998. Average outstanding interest bearing deposits increased from $69,000,000 in the third quarter of 1998 to $76,000,000 in the third quarter of 1999. Average cost of funds for the same period was 2.99% in 1999 compared to 3.46% in 1998. As a result of these factors, net interest income for the third quarter of 1999 increased $85,000, or 5.27%, compared to the same period in 1998.


OTHER OPERATING INCOME

Service charges on deposit accounts as of the end of the first nine months of 1999 decreased to $337,000 versus $349,000 for the same period in 1998. The decrease was due to decreased fees collected in service charges related to the collection of NSF fees on commercial accounts.

Service charges on deposit accounts for the third quarter of 1999 increased $9,700 compared to the same period last year due to increased collection of fees associated with the collection of NSF fees on commercial accounts. Other customer fees and charges decreased $19,300 for the present quarter due to the loss of rental income.


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

The following table summarizes the activity in the Bank's allowance for credit losses for the nine months ended September 30, 1999 and 1998.

                                                NINE MONTHS ENDED
                                               ---------------------
                                                (000.00 Omitted)
                                               9/30/99     9/30/98
Balance, beginning of the period                 1,319       1,238
Provision for loan losses                            0         100
Recoveries                                          28          31
Loans Charged-off                                  (15)        (51)
                                                -------     -------
                                                 1,332       1,318

The balance in the allowance for loan losses at September 30, 1999 was 2.46% of total loans compared to 2.38% of total loans at September 30, 1998.


OTHER OPERATING EXPENSES

Total other operating expenses increased $84,000 as of the end of the first nine months of 1999 compared to the same period last year. This increase was primarily due to an increase in staff expense and the purchase of fixed assets to our LAN/WAN system.

For the third quarter of 1999, operating expenses increased $37,000 compared to the same period last year primarily due to the items previously mentioned.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes as of the end of the first nine months of 1999 increased from $948,000 in 1998 to $966,000. This increase is attributable to increased income from regular business operations. For the same period in 1999 the Company's total effective tax rate was 41.8% compared to 41.9% in 1998.

For the third quarter of 1999, the provision for income taxes increased $4,000 compared to the third quarter of 1998. The effective tax rate for this period was 41.7% versus 42.3% for the same period last year.


NET INCOME

Net income for the first nine months of 1999 increased to $1,348,000 from $1,316,000 for the same period in 1998, or an increase of 2.4%. Third quarter net income increased $15,000 or 3.38% over the same period last year.


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

To date, the Company has completed the testing deemed to be required on the Bank's computer systems. Included in this process, was an upgrade to the Banker II system that performs the Bank's core processing. This upgrade has been installed and tested by several other banks that use the Banker II systems with no apparent problems.

The Company also replaced the NCR 7770 proof machine with a new POD sorter that is Y2K compliant. This new sorter is now up and running with no apparent problems.

During the execution of this project, the Company has incurred internal staff costs as well as other expenses related to enhancements necessary to prepare the systems for the year 2000.

The Company believes that, with modifications to existing software and conversions to new software that have been completed, the Year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that no-compliant third party computers could impact the Company's computer systems. Therefore, the Company has taken steps to communicate with the third parties, such as wire transfer systems, telephone systems, electric companies and other companies with which it deals to coordinate Year 2000 compliance but could be adversely affected if it or the unrelated third parties are unsuccessful. The Company is also assessing the impact, if any, the Year 2000 may have on its large loan (credit risk) and deposit customers.

The expense of the year 2000 project as well as the related potential effect on the Company's earning is not expected to have a material effect on its financial position or results of operations. As of September 30, 1999, the costs related to the Year 2000 project are approximately $65,000. Remaining expenses regarding Y2K are not expected to be significant as testing and modifications to both software and hardware are basically complete.

Contingency Plans

Management, in conjunction with its Year 2000 and Disaster Recovery program, has modified its disaster recovery plans to include the response to a Year 2000 problem in a most likely worst case scenario.

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

                                  SUMMIT BANCSHARES, INC.
                                  REGISTRANT



  DATE: November 15, 1999           BY: /s/ Shirley W. Nelson
       -------------------             ------------------------------
                                        SHIRLEY W. NELSON
                                        CHAIRMAN AND CEO
                                        (PRINCIPAL EXECUTIVE OFFICER)


  DATE: November 15, 1999           BY: /s/ Kihuo Nakahara
       -------------------             ------------------------------
                                        KIKUO NAKAHARA
                                        CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL OFFICER)


             The remainder of this page is intentionally left blank