Form 10-K405
period 1999-12-31
SUMMIT BANCSHARES INC/CA
filed 2000-03-31
CIK 353203

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR FISCAL YEAR ENDED         COMMISSION FILE NUMBER
                        DECEMBER 31, 1999           0-11108

                             SUMMIT BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

              CALIFORNIA                         94-2767067
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

               Yes   X                          No
                  ------                           ------

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

                              $11,946,171.00 (1)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                       457,911 shares no par common stock
                         issued as of February 28, 2000

                       Documents Incorporated By Reference

---------------
1
For purposes of this calculation only, shares are deemed to have market value of $38.875, the average of bid and asked prices on February 28, 2000, and each of the executive officers, directors and persons holding 5% or more of the outstanding common stock is deemed to be an affiliate.



             Portions of Registrant's Annual Report to Shareholders
                   for the Fiscal Year Ended December 31, 1999
                       are incorporated by Reference into
                        Part II of This Form 10-K Report

               Portions of Registrant's Proxy Notice and Statement
                 of Annual Meeting of Shareholders to be Held on
                        May 16, 2000 are Incorporated by

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

         On March 1, 1985, the Bank opened a banking facility at 112 La Casa Via, Walnut Creek, California 94596, which moved into new quarters located at 1700 N. Main, Walnut Creek, California 94598 in September, 1990. The telephone number is (925) 935-9220. In addition, a full service branch began operation in December 1985, in the Watergate III Tower at 2000 Powell Street, Emeryville, California 94608. The telephone number is (510) 428-1868. Also, on January 28, 1998, the Bank opened a new full service branch at 5820 Stoneridge Mall Road, Suite 100, Pleasanton, California 94588 which moved to new quarters located at 5673 W. Las Positas Blvd. Ste. 208, 94588 in July of 1998. The telephone number is (925) 224-7788.

         Summit Bancshares, Inc. owns all of the capital stock of Summit Bank (the "Bank"), its subsidiary bank, and its activities during 1999 were limited to acting as the Bank's holding company.

         The Bank has conducted the business of a commercial bank since July 1, 1982. The Bank provides commercial credit and other banking services to small and mid-sized businesses and professionals, including professional firms of physicians, attorneys, accountants, retailers and service firms, wholesalers and distributors, as well as real estate developers. Because of the concentration of medical facilities and related organizations, the growth of real estate opportunities and commercial/industrial businesses in the Bank's service area, the Bank primarily focuses its marketing efforts on health service businesses, real estate construction and commercial industrial loans; however, the Bank also offers a broad spectrum of financial services to the business community at large. The Bank offers various checking and savings accounts for both personal and business purposes, time certificates of deposit, cashier's checks, money orders, travelers checks, safe deposit boxes, installment collection services, night depository, depository pickup and courier services, telephone transfers, collection services for notes, Individual Retirement and Business Planning (formerly Keogh) Accounts. The Bank has not requested and does not have regulatory approval to offer trust services, although it may provide such services in the future. The Bank assists customers requiring services not offered by the Bank in obtaining such services from its correspondent banks and other financial services firms. Although the Bank does not actively solicit consumer business from the general public, it does offer banking services and facilities compatible with the need of its consumer customers.

         The banking offices in Walnut Creek and Pleasanton offer virtually the same services listed above, with the exception of safe deposit boxes. The Emeryville Office offers all the same services as the Oakland Office.

         On March 30, 1989, the State Banking Department, now known as the Department of Financial Institutions, approved the Bank's application to establish a new subsidiary, Summit Equities, Inc, whose purpose is to engage in real property investment activities as authorized by Section 751.3 of the California Financial Code. On November 13, 1992 the FDIC imposed regulations limiting real estate investment to those authorized by national banks, thus no real estate transactions are allowed to be transacted under this subsidiary. The corporation is exploring other avenues or types of approved investment activities. As of this date, the subsidiary has not conducted any business.

SERVICE AREA
------------

         The primary geographic market served by the Bank is consider to be Alameda County in its entirety and Contra Costa County except several cities and sparsely populated areas in the northern and easternmost sections. Pinole is partly excluded. Hercules, Rodeo, Crockett and Port Costa are excluded. West Pittsburg and cities east of it are excluded. The sparsely populated areas east of Mt. Diablo are excluded. These areas include a substantial number of commercial businesses, a large health services complex and substantial residential population. In Alameda County, the health services complex includes two major hospitals, approximately 327 physicians and a wide variety of health related and other professionals, and small and medium-sized businesses. Contra Costa County includes three major hospitals, approximately 390 physicians some of which are also affiliated with the hospitals in Alameda County and other professionals and small and medium-sized businesses.

         The Walnut Creek office is about 16 miles northeast of the head office in Oakland and located in the central business district in Walnut Creek. The site is approximately 1 mile west of John Muir Hospital, which is a 343-bed hospital employing approximately 1300 people and accommodates a large staff of approximately 310 visiting physicians. The surrounding service area includes 4 convalescent hospitals, an acute psychiatric care facility, and the 204-bed Kaiser Foundation Hospital, which employs over 1000 people in downtown Walnut Creek and is staffed by approximately 92 physicians.

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

         Directors of the Company, and the companies, with which they are associated, have had and will continue to have banking transactions with the Bank in the ordinary course of the Bank's business. It is the firm intention of the Company that any loans and commitments to loan included in such transactions be made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectability or presenting other unfavorable features. At December 31, 1999, loans to directors totaled $1,090,004 or 7.2% of the Company's shareholders' equity.

THE BANK. The Bank is a member of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank pays a semi-annual assessment and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.

         The Bank is subject to regulation, supervision and regular examination by the Department of Financial Institutions (the "Department"). Although the Bank is a non-member of the Federal Reserve System, it is subject to regulation, supervision, but not examination by the FRB. The regulations of these agencies govern most aspects of the Bank's business, including the making of periodic reports by the Bank and the Bank's activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas.

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

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) in June 1998. This statement, among other things, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133", which deferred the effective date of implementation of SFAS 133 for one year. The provisions of SFAS 133, as amended, are effective for all fiscal quarters or all fiscal years beginning after June 15, 2000. SFAS 133 is not anticipated to have a significant impact on the Company's consolidated financial condition or results of operations.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes standards for disclosures about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise. SFAS 131 became effective for the Company's 1998 fiscal year and required that comparative information from earlier years to be restated to conform to the requirements of this standard. SFAS 131 had no effects on the Company's current reporting and disclosures.

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

         The guidelines make regulatory capital requirements more sensitive to the differences in risk profiles among banking institutions, take off- balance sheet items into account when assessing capital adequacy and minimize disincentives to holding liquid low-risk assets. In addition, the guidelines may require some banking institutions to increase the level of their common shareholders' equity. It is not anticipated that the guidelines will have a material adverse effect on the Company's financial condition or results of operations over the short term. At the end of 1999, the guidelines provided for a minimum risk-based capital ratio of 8%, and this provision may limit the Company's ability to increase its assets or require the Company to raise additional equity to facilitate growth.

         On August 2, 1990, the FRB adopted standards for compliance by banking organizations with risk-based capital guidelines to include a minimum leverage ratio of 4%. An institutions leverage ratio is determined by dividing Tier 1 capital by total average assets. The FRB emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and a favorable composite rating under the applicable regulatory rating system. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong well-run banking organization described above, will be required to maintain minimum capital ranging from 100 to 200 basis points in excess of the leverage ratio.

         The FRB leverage ratio establishes a new limit on the ability of banking organizations to increase assets and liabilities without increasing capital proportionately. In management's opinion, the leverage ratio will have no material effect on its capital needs in the foreseeable future. The Bank's leverage ratio at December 31, 1999 was 8.10% (See "Summit Bancshares, Inc. 1999 Annual Report - Footnote #8).

EMPLOYEES
---------

         On December 31, 1999 the Bank employed 49 full time employees and 1 part time employees for a total equivalent of 49.4 full time employees. At the present time there are no salaried employees of the Company.

          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

   The following table summarizes the distribution, by amount (in thousands) and percentage of the daily average assets, liabilities, and shareholders' equity of Summit Bancshares, Inc. (consolidated) for the year ended December 31, 1999. Comparative figures for the years ended December 31, 1998 and 1997, are also provided:


ASSETS                                1999                      1998                        1997
------
                               AMOUNT     PERCENTAGE     AMOUNT     PERCENTAGE        AMOUNT       PERCENTAGE


Cash and Due
  From Banks                   $7,633          6.13%     $7,231          6.49%        $6,858            7.20%
Time Deposits with Other
Financial Institutions         28,179          22.62     10,948           9.82         7,896             8.20
Investment
Securities:
     Taxable                   16,250          13.05     13,397          12.02        10,923            11.39
Federal Funds
   Sold                        15,306          12.29     21,888          19.64        10,105            10.54
Loans, Net                     52,086          41.82     53,992          48.45        56,746            59.17
Other Assets                    5,100           4.09      3,994           3.58         3,360             3.50
                             --------------------------------------------------------------------------------

Total Assets                 $124,554           100%   $111,450        100.00%        95,888          100.00%

                             --------------------------------------------------------------------------------
                             --------------------------------------------------------------------------------

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

Deposits:
  Demand                      $38,478         30.89%     31,301         28.09%       $25,082           26.16%
  Interest Bearing-
  Transaction accounts         39,252          31.52     35,004         31.41         32,914            34.33
  Savings                       2,344           1.89      2,878          2.58          2,345             2.44
  Time                         28,815          23.13     28,106         25.22         22,750            23.73
Other Liabilities                 802            .64      1,074          0.96            768             0.80
Shareholders Equity            14,863          11.93     13,087         11.74         12,029            12.54
                             --------------------------------------------------------------------------------

Total Liabilities &
Shareholder's Equity         $124,554           100%   $111,450        100.00%       $95,888          100.00%
                             --------------------------------------------------------------------------------
                             --------------------------------------------------------------------------------

          The following is an analysis of Net Interest Income for 1999. Comparative figures for 1998 and 1997 are also presented on the following pages. Non-accrual loans are included in the average balances. Balances are expressed in thousands of dollars.


                                                         For the year ended December 31, 1999
                                                         ------------------------------------

                                                                         Interest            Rates
                                                      Average             Income/            Earned/
                                                      Balance             Expense            Paid
                                                      -------             -------            ----


ASSETS
------

Time Deposits with Other
  Financial Institutions                              $28,179              $1,498            5.32%
Investment Securities (footnote #1)                    16,250                 881            5.42
Federal Funds Sold                                     15,306                 771            5.04
Loans (Interest and Fees)                              53,409               5,614*          10.51
                                                     ---------------------------------------------
     Total Earning Assets                            $113,144              $8,764            7.75%
                                                                           -----------------------
                                                                           -----------------------
Cash and Due from Banks                                 7,633
Premises and Equipment                                    919
Other Assets                                            4,181

TOTAL ASSETS                                         $124,554
                                                     --------
                                                     --------

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------

Deposits:

  Demand                                              $38,478               $----            ----%
  Savings                                               2,344                  46            1.96
  Interest-bearing Transaction                         39,252                 769            1.96
  Time                                                 28,815               1,338            4.64
                                                     ---------------------------------------------
Total Deposits                                       $108,890              $2,153           1.98%
                                                                           -----------------------
                                                                           -----------------------
Other Liabilities                                         886
Shareholders' Equity                                   14,779
                                                     --------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                  $124,554
                                                     --------
                                                     --------

AS A PERCENTAGE OF AVERAGE
TOTAL EARNING ASSETS:

Interest and Fee Income                                                   $8,764
Interest Expense                                                           2,153
                                                                       ---------

NET INTEREST INCOME AND MARGIN                                             $6,611            5.77%
                                                                       ------------------------------
                                                                       ------------------------------

*Includes loan fees of $412,691

1.) Investment income rate is not calculated on a tax equivalent basis.

                                                           For the year ended December 31, 1998
                                                           ------------------------------------

                                                                         Interest            Rates
                                                      Average             Income/            Earned/
                                                      Balance             Expense            Paid
                                                      -------             -------            ----
ASSETS
------

Time Deposits with Other
  Financial Institutions                              $10,948                $629            5.75%
Investment Securities (footnote #1)                    13,397                 769            5.74
Federal Funds Sold                                     21,888               1,178            5.38
Loans (Interest and Fees)                              53,992               6,150*          11.39
                                                     --------------------------------------------

     Total Earning Assets                            $100,225              $8,726           8.71%
                                                                           ----------------------
                                                                           ----------------------

Cash and Due from Banks                                 7,231
Premises and Equipment                                    582
Other Assets                                             3412
                                                     --------

TOTAL ASSETS                                         $111,450
                                                     --------
                                                     --------

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------

Deposits:

  Demand                                              $31,301               $----            ----%
  Savings                                               2,878                  54            1.88
  Interest-bearing Transaction                         35,004                 737            2.11
  Time                                                 28,106               1,476            5.25
                                                     --------------------------------------------

Total Deposits                                        $97,289              $2,267            2.33%
                                                                           ----------------------
                                                                           ----------------------

Other Liabilities                                       1,074
Shareholders' Equity                                   13,087
                                                     --------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                 $111,450
                                                     --------
                                                     --------

AS A PERCENTAGE OF AVERAGE
TOTAL EARNING ASSETS:

Interest and Fee Income                                                    $8,726
Interest Expense                                                            2,267
                                                               ------------------
                                                               ------------------

NET INTEREST INCOME AND MARGIN                                             $6,459            6.38%
                                                               -----------------------------------
                                                               -----------------------------------


*Includes loan fees of $516,000

1.) Investment income rate is not calculated on a tax equivalent basis.

                                                            For the year ended December 31, 1997
                                                            ------------------------------------

                                                                         Interest            Rates
                                                      Average             Income/            Earned/
                                                      Balance             Expense            Paid
                                                      -------             -------            ----
ASSETS
------

Time Deposits with Other
  Financial Institutions                               $7,896                $450            5.70%
Investment Securities (footnote #1)                    10,923                 665            6.09
Federal Funds Sold                                     10,105                 556            5.50
Loans (Interest and Fees)                              56,746               6,726  *        11.85
                                                     --------------------------------------------

     Total Earning Assets                             $85,670              $8,397            9.80%
                                                                           ----------------------
                                                                           ----------------------
Cash and Due from Banks                                 6,858
Premises and Equipment                                    826
Other Assets                                            2,534
                                                     --------

TOTAL ASSETS                                          $95,888
                                                     --------
                                                     --------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:

  Demand                                              $25,082                $---              ---%
  Savings                                               2,345                  45              1.92
  Interest-bearing Transaction                         32,914                 637              1.93
  Time                                                 22,750               1,258              5.53
                                                     ----------------------------------------------

Total Deposits                                        $83,091              $1,940              2.33%
                                                               -------------------------------------
                                                               -------------------------------------


Other Liabilities                                         768
Shareholders' Equity                                   12,029
                                                      -------
TOTAL LIABILITIES AND                                 $95,888
SHAREHOLDERS' EQUITY                                  -------
                                                      -------

AS A PERCENTAGE OF AVERAGE
TOTAL EARNING ASSETS:

Interest and Fee Income                                                    $8,397
Interest Expense                                                            1,940
                                                                 ----------------
NET INTEREST INCOME AND MARGIN                                             $6,457             7.47%
                                                                 ----------------------------------
                                                                 ----------------------------------

*Includes loan fees of $ 594,000

         Following is an analysis of changes in Interest Income and Expense (in thousands of dollars) for 1999 over 1998. A similar comparison for 1998 over 1997 is on the following page. Changes not solely attributed to volume or rates have been allocated proportionately to volume and rate components.

                                                                    1999 over 1998
INCREASE (DECREASE) IN                                              --------------
INTEREST AND FEE INCOME                            Volume                 Rate                 Total
                                                   ------                 ----                 -----
Time Deposits with Other
 Financial Institutions                                     $168                  $701                  $869

Investment Securities                                          7                   105                   112

Federal funds Sold                                          (18)                 (389)                 (407)

Loans, Net                                                   (1)                 (535)                 (536)

Total Increase in
Interest and Fee Income                                      156                 (118)                    38

INCREASE IN
INTEREST EXPENSE
----------------
Savings Deposits                                             (1)                   (7)                   (8)

Interest-bearing Transaction                                   2                    30                    32

Time Deposits                                                  0                 (138)                 (138)

Total Increase in                                              2                 (116)                 (114)
Interest Expense

INCREASE IN
NET INTEREST INCOME                                         $154                $  (1)                  $152



                                                                     1998 over 1997
INCREASE (DECREASE) IN                                               --------------
INTEREST AND FEE INCOME                            Volume                 Rate                 Total
                                                   ------                 ----                 -----
Time Deposits with Other
 Financial Institutions                                     $300                $(121)                  $179

Investment Securities                                        265                 (161)                   104

Federal funds Sold                                           932                 (310)                   622

Loans, Net                                                  (27)                 (549)                 (576)
                                               -------------------------------------------------------------
Total Increase in
Interest and Fee Income                                    1,470               (1,141)                   329
                                               -------------------------------------------------------------
INCREASE IN
INTEREST EXPENSE
----------------
Savings Deposits                                              18                   (9)                     9

Interest-bearing Transaction                                  82                    18                   100

Time Deposits                                                516                 (298)                   218
                                               -------------------------------------------------------------
Total Increase in
Interest Expense                                             616                 (289)                   327
                                               -------------------------------------------------------------
INCREASE IN
NET INTEREST INCOME                                         $854                $(852)                    $2
                                               -------------------------------------------------------------
                                               -------------------------------------------------------------

INVESTMENT SECURITIES
---------------------

         The following table sets forth the book value as of December 31 for the securities indicated:

                                 1999                    1998
                                 ----                    ----
U.S. Treasury
  Securities                              $0              $1,499,445

U.S. Agencies                     19,465,133              14,000,225

TOTAL                            $19,465,133             $15,499,670
                                 -----------------------------------
                                 -----------------------------------

The amortized cost and estimated fair values of investment in debt securities for 1999 are as follows:

                                                     Gross                Gross               Estimated
                             Amortized            Unrealized            Unrealized              Fair
                                Cost                 Gains                Losses                Value
                                ----                 -----                ------                -----
U.S. Agencies                    $19,465,133                   $0              $310,361          $19,154,772

TOTAL                            $19,465,133                   $0              $310,361          $19,154,772
                             -------------------------------------------------------------------------------
                             -------------------------------------------------------------------------------

The amortized cost and estimated market value of debt securities at December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                            Estimated
                                            Amortized                                         Fair
                                              Cost                                            Value
                                              ----                                            -----
Due in one year or less                          $7,000,000                                       $4,848,301

Due after one year through
  Five years                                    $12,465,133                                      $14,306,471

               TOTAL                            $19,465,133                                      $19,154,772
                                            ---------------                                 ----------------
                                            ---------------                                 ----------------

There were no sales of investments in debt securities during 1999.

          The following table is a summary of the relative maturities and yields of Summit Bancshares, Inc. investment securities as of December 31, 1999 and 1998. Yields on securities have been computed by dividing interest income, adjusted for amortization of premium and accretion of discount, by book values of the related securities.

                               Maturing               Maturing After One
                            Within One Year           Through Five Years                   Total
                            ---------------           ------------------                   -----
                        Amount                Yield     Amount         Yield          Amount        Yield
                        ------                -----     ------         -----          ------        -----

                        December 31, 1999
                        -----------------
U.S. Agencies             $7,000,000         35.96%   $12,465,133         64.04%     $19,465,133       5.51%
                        ------------------------------------------------------------------------------------

        TOTAL             $7,000,000         35.96%   $12,465,133         64.04%     $19,465,133       5.51%
                        ------------------------------------------------------------------------------------
                        ------------------------------------------------------------------------------------

                        December 31, 1998
                        -----------------
U.S. Treasury
 Security                  1,499,445          6.38%            $0                      1,499,445       6.38%

U.S. Agencies              5,000,000          4.91%     9,000,225          5.23%      14,000,225       5.12%
                        ------------------------------------------------------------------------------------
        TOTAL             $6,499,445          5.16%    $9,000,225          5.23%     $15,499,670       5.20%
                        ------------------------------------------------------------------------------------
                        ------------------------------------------------------------------------------------

LOAN PORTFOLIO
--------------
COMPOSITION OF LOANS
--------------------

         The following table shows the composition of loans (in thousands of dollars) of Summit Bancshares, Inc. as of December 31 for each respective year designated.

                                                 1999                   1998
                                                 ----                   ----
Commercial and
  Financial                                      $33,368                $38,403
Real Estate, Including
Construction                                      17,090                 10,733
Installment                                        6,887                  5,196
Leases                                                 0                      0
                                                ----------------------------------

Less Unearned Lease Income                             0                      0
Less Allowance for
Loan Losses                                      (1,273)                (1,319)
                                                ----------------------------------
TOTAL                                            $56,072                $53,013
                                                ----------------------------------
                                                ----------------------------------

MATURITY, DISTRIBUTION AND INTEREST RATE
----------------------------------------
SENSITIVITY OF LOANS
--------------------

         The following table shows the maturity distribution of loans (in thousands of dollars) as of December 31, 1999.

                                           Loans with a Maturity of
                                           ------------------------

                                One Year            One through           Over Five             Total
                                 Or Less            Five Years              Years               -----
                                 -------            ----------              -----
Commercial and                         $20,717               $9,639               $3,012             $33,368
  Financial

Real Estate
  Construction                           6,461                 1166                    0               7,627
                                ----------------------------------------------------------------------------
TOTAL                                  $27,178              $10,805               $3,012             $40,995
                                ----------------------------------------------------------------------------
                                ----------------------------------------------------------------------------

All but seven loans for $4,834,522 reported above which have maturities of over one year are at floating interest rates.

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 1999, financial instruments whose contract amounts represent credit risk:

                                                                              CONTRACT AMOUNT
                                                            -----------------------------------------------------
Commitments to extend credit in the Future                                                            $27,301,683

Standby letters of credit                                                                               1,183,270

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

Approximately 5.9% of the Company's loans are concentrated with health care professionals.

NON-PERFORMING LOANS AND
------------------------
SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------
(In thousands of dollars)

                                      Dec. 31, 1999           Dec. 31, 1998              Dec. 31, 1997
                                      -------------           -------------              -------------
Non-Accrual Loans                                 $158                       $651                       $176

90 days past due &
  Still accruing                                     0                        662                        408
                                      -----------------------------------------------------------------------
Total non-accrual
 and 90 days past
  due loans                                        158                      1,313                        584

Other real estate owned                              0                        212                      1,222
                                      -----------------------------------------------------------------------
Total non-performing
 assets                                           $158                     $1,525                     $1,806
                                      -----------------------------------------------------------------------
                                      -----------------------------------------------------------------------


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

         An analysis of activity in the allowance for loan losses for the years ended December 31 is as follows:


                                                 1999                   1998                   1997
                                                 ----                   ----                   ----

Balance at beginning
  of period                                         $1,319,451             $1,238,012             $1,070,318
                                          ------------------------------------------------------------------
Provision for
  loan losses                                                0                100,000                270,000
                                          ------------------------------------------------------------------
Loans charged off
  Commercial                                            74,230                 25,000                 96,934
  Real Estate Construction                                   0                      0                      0
  Installment                                                0                 26,374                  8,372
                                          ------------------------------------------------------------------
    Total chargeoffs                                    74,230                 51,374                105,306
                                          ------------------------------------------------------------------
Recoveries
  Commercial                                              5105                      0                      0
  Real Estate Construction                                   0                      0                      0
  Installment                                           23,038                 32,813                  3,000
                                          ------------------------------------------------------------------
    Total recoveries                                    28,143                 32,813                  3,000

Net Chargeoffs                                          46,087                 18,561                102,306
                                          ------------------------------------------------------------------
Balance at end of period                            $1,273,364             $1,319,451             $1,238,012
                                          ------------------------------------------------------------------
Ratio of net chargeoffs
to average loans outstanding                             0.09%                  0.03%                   .18%
                                          ------------------------------------------------------------------
                                          ------------------------------------------------------------------

TIME DEPOSITS IN THE AMOUNT OF $100,000 AND OVER
------------------------------------------------

         The following table sets forth by time remaining to maturity, Summit Bank's issuance of time deposits in the amount of $100,000 or more (in thousands of dollars) as of December 31 of the respective year designated:

                               1999                          1998                           1997
                               ----                          ----                           ----
                      Amount       Percentage       Amount        Percentage       Amount       Percentage

3 months or less        $17,644           75.3%        $22,407           78.8%        $12,171          64.6%

Over 3 through
6 months                  2,366          10.10           3,854            13.5          4,230           22.5

Over 6 through
12 months                 3,432           14.6           2,201             7.7          2,227           11.8

Over 12 months                0            0.0               0               0            200            1.1
                --------------------------------------------------------------------------------------------
TOTAL                   $23,442          100.0%        $18,828          100.0%        $15,325         100.0%
                --------------------------------------------------------------------------------------------
                --------------------------------------------------------------------------------------------


RETURN ON EQUITY AND ASSETS
---------------------------

         The following table shows key financial ratios for the years ending December 31, 1999, 1998 and 1997

                                                1999                    1998                   1997
                                                ----                    ----                   ----
Return on average assets                                1.48%                   1.59%                  1.78%
Return on average
Shareholders' equity                                   12.37%                  13.50%                 14.20%
Dividend payout ratio                                  37.36%                  49.69%                 37.88%
Average shareholders'
equity as a percent of:
  Average Assets                                       11.93%                  11.74%                 12.54%
  Average Deposits                                     13.65%                  13.54%                 14.48%


INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS
-----------------------------------------------------

         The following table provides an interest rate sensitivity and interest rate risk analysis for the year ended 1999. The table presents each major category of interest- earning assets and interest-bearing liabilities.

                                           INTEREST RATE RISK REPORTING SCHEDULE

 REPORTING INSTITUTION: SUMMIT BANK REPORTING DATE: 12/31/99

                                                                 less      less        less       less
                                                                 than      than        than       than
                                           TOTAL      3 MO       1 YR      3 YRS       5 YRS      10 YRS     10 YRS

I.         EARNING ASSETS
           --------------

   A.      INVESTMENTS
           -----------
       1.  U.S. TREASURIES                        $0         $0        $0        $0        $0        $0          $0
       2.  U.S. AGENCIES                     $19,465      7,000    12,465         0         0         0           0
       3.  FED FUNDS                         $21,760     21,760         0         0         0         0           0
       4.  PURCHASED CD's                    $27,889      4,251    16,716     6,922         0         0           0
                                          -------------------------------------------------------------------------
                        TOTAL INVESTMENTS    $69,114    $33,011   $29,181    $6,922        $0        $0          $0

   B.      LOANS                             $56,146    $48,858    $1,807    $6,922       $40        $0          $0
                                          -------------------------------------------------------------------------
                                             $56,146    $48,858    $1,807    $6,922       $40        $0          $0
   C.      TOTAL EARNING ASSETS             $125,260    $81,869   $30,988    $7,384       $40        $0          $0
           --------------------
ii.        COST OF FUNDS (DEPOSITS)
           ------------------------
   A.      CERTIFICATES OF DEPOSIT           $29,877    $20,891    $8,774      $211       $20        $2          $0
   B.      MONEY MARKET ACCOUNTS              44,403      6,055    17,071    21,276         0         0           0
   C.      TRANSACTION ACCOUNTS                6,951        298       894     2,356     1,694     1,709           0
   D.      SAVINGS ACCOUNTS                    2,327        100       299       789       567       572           0
                                          -------------------------------------------------------------------------

iii.       INTEREST SENSITIVE ASSETS        $125,260    $81,869   $30,988    $7,384    $3,210    $1,809          $0
IV.        INTEREST SENSITIVE LIABILITIES    $83,558    $27,344   $27,038   $24,632    $2,261    $2,281          $0
                                          -------------------------------------------------------------------------
V.         GAP                               $41,702    $54,525    $3,950   ($17,248)    $949    ($472)

VI.        CUMMULATIVE GAP                   $41,702    $54,525   $58,475   $41,227   $42,176   $41,704     $41,704

VII.       GAP RATIO                            1.50       2.74       .94       .81      1.42      0.79

VIII.      CUMMULATIVE RATIO                    1.50       2.74      1.85      1.52      1.52      1.50        1.50

IX.        GAP AS A % OF TOTAL ASSETS          31.05      35.39     -1.13     -3.56       .71      -.35        0.00

X.         CUMMULATIVE GAP AS A %OF            31.05      35.39     34.26     30.70     31.41     31.05       31.05
                    TOTAL ASSETS


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

         In September 1987 the Bank entered into an additional ten-year lease for 6,010-sq. ft. adjacent to its location in Oakland. The Bank utilizes approximately 2,900-sq. ft. of this new area. The Bank's cost of leasehold improvements in this new location was approximately $294,000. Improvements consisted of a complete remodeling of the facility, including a new facade, new floor, partitions and structural improvements. The initial lease in the above paragraph has expired and has been rolled into this new lease. The current monthly rent for the entire 9,810-sq. ft. is $5,675.00 subject to yearly CPI adjustments.

         Commencing on December 1, 1984, the Bank leased 720 square feet of office space in a new building at 112 La Casa Via in Walnut Creek, California. This location housed the Bank's initial branch office. The building was fully serviced and the base rental was $1,274 per month subject to cost-of-living adjustments on the anniversary of each rental year. Necessary leasehold improvements were completed within the landlord's authorized allowance. The term of this lease expired on November 30, 1989, however, the Bank negotiated a month to month lease pending its move to new quarters in September 1990. Monthly rent was $1,502.83.

         In September 1989, the Bank entered into a new lease for 1,400-sq. ft. of office space located at the corner of No. Main Street and Civic Drive in downtown Walnut Creek. This new location is twice the physical size of the old location and is closer to the financial district of Walnut Creek. The Bank moved into this new location in September 1990. The new lease is for a term of 12 years commencing November 1, 1989 and terminates January 14, 2001. The Bank's cost for leasehold improvement in this new location was approximately $210,000. Improvements consisted of a complete remodeling of the facility, including enclosing an existing drive through facility, partitions and structural improvements. The lease provides for a monthly rent of $4,769.80, fixed for 12 years.

         The Emeryville Branch began operations in December 1985 on the ground floor of the Watergate III Building at 2000 Powell Street. The Bank currently occupies approximately 2,200 square feet of space at this location, at a base rent of $2.00 per net rentable square foot ($4,390 per month). The term of this lease expired August 31, 1992 with two successive options to extend the lease by one three-year option and one five-year option. The Bank renewed the lease at a base rent of $1.95 per net rentable square foot ($4,329 per month) with two three-year options effective 1-1-93 which expired December 31, 1995. The Bank subsequently renewed the lease at a base rent of $2.05 per net rentable square foot ($4,651 per month) with two three-year options effective 1-1-96. The Bank exercised one of it's options in January 1999 which brought the current base rent to $2.32 per sq. ft. or $5,264 per month until January 1, 2002.

         In September 1990 the Company purchased two contiguous parcels totaling 10,000-sq. ft. adjacent to the Bank's Walnut Creek Office for a price of $544,644. Included on one of the parcels is a single story, 2,500-sq. ft. concrete block building suitable for a restaurant. The Company entered into a five-year lease on April 1, 1991 with an individual who operates a Japanese restaurant at this location for a monthly rent of $4,350, triple net commencing April 1, 1992. The leasee in turn made improvements to the building to bring it to today's standards. On April 1, 1996, the Bank entered into a three-year lease agreement with the son of the previous lessee for a monthly rent of $4,350, triple net ending on March 31, 1999.

The Bank is currently reviewing plans to remodel this building with the intention of making the property the future home of it's Walnut Creek office whose lease is expiring on January 2, 2001.

The Pleasanton Branch began operations on January 28, 1998 at 5820 Stoneridge Mall Rd. The Branch occupies an office on the ground floor at this location with monthly rent of $1,669.00 commencing on December 1, 1997 for a term of one year. In June of 1998, the Pleasanton Branch moved to 5673 W. Las Positas Blvd. Ste. 208, 94588. The telephone number is (925) 224-7788. The rent at the Las Positas address is $3,150 as of December 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. Currently, the Company has no outstanding suits brought against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         Neither the Company nor the Bank submitted any matter covered by this report to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1999

         EXECUTIVE OFFICERS OF SUMMIT BANCSHARES, INC.
         ---------------------------------------------

         Pursuant to General Instruction G(3), the information required by Item 401(b) and (e) of Regulation S-K concerning executive officers of the Company and the Bank is presented here rather than in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2000.

         The following individuals are the executive officers of the Company as of December 31, 1999:


Name                         Age               Position                            Since
Shirley W. Nelson            55                Chairman and Chief                  1982
                                               Executive Officer

George H. Hollidge           56                Secretary                           1981

Kikuo Nakahara               66                Chief Financial                     1985
                                               Officer

         The following individuals are the executive officers of the Bank as of December 31, 1999:

Name                         Age               Position                            Since
Shirley W. Nelson            55                Chairman and Chief                  1982
                                               Executive Officer

C. Michael Ziemann           55                President and                       1996
                                               Chief Operating
                                               Officer

Denise Dodini                47                Senior Vice                         1994
                                               President and
                                               Senior Loan
                                               Officer

The business experience of the executive officers follows:

         Shirley W. Nelson was President and Chief Executive Officer of the Bank and Holding Company since May 1983 and was elected in July 1989 to the position of Chairman. She remained President of the Bank until January, 1996. Prior to this assignment she was the Senior Vice President, Senior Loan Officer. She is currently a member of the Board of Directors' Audit Committee, Asset and Liability Committee, Loan Committee, and Personnel Committee.

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

         C. Michael Ziemann has been President and Chief Operating Officer of the Bank since January 1, 1996. Prior to this position he was Chief Administrative Officer subsequent to his position as CFO and Cashier to which he was appointed in April 1987. Prior to that he was active in the administration of the Bank and was the manager of the Bank's Walnut Creek Office since April 1985. Prior to joining the Bank, he held various positions during his 16 years with Bank of America in operations, branch management, and regional administration where he was a district administrator.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
------   ----------------------------------------------------
         SECURITY HOLDER MATTERS
         -----------------------

(A) MARKET INFORMATION. The stock of the Company is not listed on any stock exchange but is publicly traded in limited and infrequent transactions in the "over the counter" market. According to information made available to the Company by the Market Maker, Justin Mazzon, American Blue Chip Investment Management, 700 Larkspur Landing Circle, Larkspur, CA., the range of high and low bids for such common stock for each calendar quarter since January 1998 is as follows:

                                                                                           DIVIDENDS
                                       HIGH                        LOW                     DECLARED
                                      -----                       ----                     ---------
1999

First Quarter                          $50                         45                       $----
Second Quarter                          48                        44 1/2                      .75
Third Quarter                           49                        39 1/4                     ----
Fourth Quarter                        40 1/8                      39 1/4                      .75
                                                                                           ---------
                                                                                           ---------


1998

First Quarter                          $61                          53                      $----
Second Quarter                         55 1/2                       52 2/3                    .75
Third Quarter                          51 1/2                       48                       ----
Fourth Quarter                         50 1/2                       50                        .75
                                                                                            $1.50
                                                                                           ---------
                                                                                           ---------

As of February 28, 2000, there were 457,911 shares of common stock of the Company issued.

         (b) SHAREHOLDERS. As of February 28, 2000, there were 271 shareholders of record the common stock. There were no other classes of securities outstanding.

         (c) DIVIDENDS. On June 10, 1999 the Company paid a 75-cent per share cash dividend in addition to a similar 75 cent per share dividend on December 3, 1999. It is the present intention of the Company to issue semi-annual cash dividends so long as said dividends do not inhibit future development. Additionally, payment of cash dividends by the Company is dependent upon payment of dividends by the Bank to the Company. Payment of cash dividends by the Bank may under certain circumstances require approval of the California Department of Financial Institutions, and as a matter of law, the Bank may only declare cash dividends from the lesser of its retained earnings or its undistributed net income from the last three years, less any dividends paid during those three years. In the event that the Bank does not have retained earnings or net income for the last three fiscal years, the Bank may declare dividends only with the prior written consent of the Department of Financial Institutions.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial information of Summit Bancshares, Inc. for the years from the period January 1, 1995 through December 31, 1999 should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report.

                              FINANCIAL HIGHLIGHTS
------------------------------------------------------------------------------------------------------------
For the year ended December 31,
                                       1999          1998            1997            1996          1995
                                     -----------------------------------------------------------------------

Net Income                           $1,839,155     $1,767,392       $1,708,154    $1,411,871     $1,315,507

Earnings Per Common Share                 $4.03          $3.95            $3.97         $3.32          $3.10

Earnings Per Common                       $3.95          $3.81            $3.72         $3.11          $2.87
Share assuming dilution

Cash Dividends per Share                  $1.50          $1.50            $1.50         $1.50          $1.50
  declared

AT YEAR END
(In Thousands)

Deposits                               $119,996       $109,889          $90,432        80,510         75,251

Loans (Net)                              56,072         53,013          $60,833        51,408         49,645

Assets                                  135,904        124,656         $104,342        92,946         86,822

Shareholders' Equity                     15,153         14,088          $12,879        11,939         11,102

Non-performing Loans to
Total Loans                               0.28%          2.48%            0.96%         0.00%          0.82%

Allowance to
Non-performing Loans                    805.69%        100.46%             212%           N/A           252%

Allowance to
Non-Performing Assets                   805.69%            86%              68%          .82%            60%

Tier 1 Capital                           19.67%         19.49%           13.71%        14.41%         12.19%

Total Tier Capital                       20.89%         20.71%           14.92%        15.61%         13.29%

Leverage Ratio                           11.61%         11.07%            9.12%         9.63%          9.24%


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The section labeled Management's Discussion of Analysis of Financial Condition and Results of Operation appearing in the RegisTrant's Annual Report to stockholders for the year ended December 31, 1999 are incorporated by reference herein.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated statement of financial position as of December 31, 1999 and 1998 and the consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1999, 1998, and 1997, together with the report of independent public accountant appearing in the Registrant's Annual Report to stockholders for the year ended December 31, 1999 are incorporated by reference herein.

ITEM 9.   CHANGES ON AND WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          ------------------------------------------------------------
          DISCLOSURES
          -----------

          On March 27, 2000 Summit Bancshares Inc. dismissed the services of PricewaterhouseCoopers LLP as they informed the registrant that the local office will no longer be providing accounting services for community banks and that the last year in which they will provide services to the registrant will be for the year 1999. PricewaterhouseCoopers LLP's last two years reports did not contain an adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to discontinue accounting services to the registrant was made by PricewaterhouseCoopers LLP as a policy matter and not as result of services performed for the registrant. During the registrant's two most recent fiscal years and any subsequent interim period through February 28, 2000, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference to the subject matter of the disagreement.

On the recommendation of the Company's Audit Committee, Arthur Andersen LLP will be recommended to the Company's shareholders at its May 16, 2000 annual meeting to be its new principal accountant to audit its financial statements. At no time during the registrant's two most recent years did the registrant consult with Arthur Andersen LLP regarding the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements, and neither a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, there were no reportable events as defined in Regulation S-K, Item 304(a) (1) (v) (A-D).


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------
         The information required by paragraphs (a), (c) (d), (f) and (g) of this item is presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on May 16, 2000 under "Election of Directors," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year. The information concerning executive officers requested by paragraphs (b) and (e) is set forth under Part I in a separate Item captioned Executive Officers of Summit Bancshares, Inc.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------
         The information required by this item in presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on May 16, 2000. Under "Executive Compensation," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT
          ---------------------------------------------------------------

         The information required by this item is presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on May 16, 2000, under "Principal Security Holders" and "Security Ownership of Management," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         The information required by this item is presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held May 16, 2000, under "Certain Relationships and Related Transactions," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  1.  CONSOLIDATED FINANCIAL STATEMENTS.
         ---------------------------------
         The following Financial Statements are included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 and are incorporated by reference herein pursuant to Item 8.

         Consolidated Statement of Financial Position - December 31, 1999 and
         1998

         Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

         Statements of Changes in Shareholders' Equity (Consolidated and Parent Company Only) for the years ended December 31, 1999, 1998 and 1997 Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

         Report of Independent Accountants

(b)  2.  FINANCIAL STATEMENT SCHEDULES.
         -----------------------------
                   Not Applicable

         In accordance with the rules of Regulation S-X, the required schedules are not submitted because they are not applicable to or required of the Company.

(c)  3.  INDEX TO EXHIBITS.
         -----------------

         The following exhibits are incorporated by reference pursuant to Item 601 of Regulation S-K:

                                                                                         Sequentially
                                                                                           Numbered
           Exhibit Number                              Exhibit                               Page
           --------------                              -------                               ----
                3.1                   Articles of Incorporation                   Footnote #1
                                      Of Summit Bancshares Inc.

                3.2                   Bylaws of Summit                            Footnote #2
                                      Bancshares Inc.

                4.1                   Specimen Stock Certificate                  Footnote #3

                                                                                         Sequentially
                                                                                           Numbered
           Exhibit Number                              Exhibit                               Page
           --------------                              -------                               ----
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

               10.12                  Stock Option Agreement Form
                                      Summit Bancshares, Inc. Incentive
                                      Stock Option Plan

                                                                                         Footnote #15

               10.13                  Stock Option Agreement Form 1989
                                      Non-Qualified Stock Option Plan for
                                      Directors
                                                                                         Footnote #16

               10.14                  Amendment to By-Laws of Summit
                                      Bancshares, Inc.                                   Footnote #17

               10.15                  Lease-Walnut Creek Summit Bancshares,
                                      Inc. owned Property

                                                                                         Footnote #18

               10.16                  Lease-Emeryville Renegotiated                      Footnote #19

                 11                   Lease-Pleasanton New Premises                        -------



                 13                   Portions of Annual Report to
                                      Shareholders for the Year Ended
                                      December 31, 1999

                 22                   Wholly Owned Subsidiary of Summit
                                      Bank-Summit Equities, Inc.

                25.1                  Power of Attorney-see Signature Page

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

     18. Incorporated by reference to Exhibit 10.15 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     19. Incorporated by reference to Exhibit 10.16 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(b)      Reports on Form 8-K

         The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1999.

                             WEIGHTED AVERAGE SHARES
                      TWELVE MONTHS ENDED DECEMBER 31, 1999

12/31/99

                                                                      EARNINGS
                                                        PRIMARY       PER SHARE

   A. COMMON STOCK                      ANNUAL        456452.03       456452.03
                                     (4TH QTR)        456691.61       456691.61
                                         NO OF
                                          DAYS
                                     ----------
          452684.00 -31-98(BAL FWD)


      452684.00    TO   02/01/99          31.00     14033204.00
      452134.00    TO   02/05/99           4.00      1808536.00
      452117.00    TO   03/08/99          31.00     14015627.00
      459617.00    TO   03/31/99          24.00     11030808.00
      459617.00    TO   05/03/99          32.00     14707744.00
      458847.00    TO   06/15/99          43.00     19730421.00
      458347.00    TO   06/30/99          16.00      7333552.00
      ---------------------------------------------------------
      458347.00    TO   07/07/99           7.00      3208429.00
      456147.00    TO   07/14/99           7.00      3193029.00
      455988.00    TO   07/21/99           7.00      3191916.00
      455438.00    TO   09/30/99          71.00     32336098.00
      455438.00    TO   10/28/99          28.00     12752264.00
      457188.00    TO   12/27/99          60.00     27431280.00
      458021.00    TO   12/31/99           4.00      1832084.00
      ---------------------------------------------------------

                                        365.00     166604992.00
      AVERAGE SHARES OUTSTANDING
        FOR THE YEAR                 456452.03

      AVERAGE SHARES OUTSTANDING
        FOR THE 4TH QUARTER          456591.61


                     OPTIONS-FULLY DILUTED
                     ---------------------

      USE HIGHER OF YEAR END PRICE OR AVERAGE PRICE
      ---------------------------------------------

      YEAR END PRICE/QTR END            40.000
      AVERAGE PRICE YTD                 43.630

      USE AVERAGE PRICE OF              43.630         8,849
                                      --------



             NO OF         YEAR END          OPTION           NO OF
            SHARES           PRICE           PRICE           SHARES
          ---------        --------         -------         --------
MZ         2900.00          43.630           13.50           2,003
SN          978.00          43.630           13.25             681
DD          750.00          43.630           13.00             527
MZ         1045.00          43.630           13.00             734
AC          400.00          43.630           13.00             281
SN         4000.00          43.630           17.75           2,373
MZ         2000.00          43.630           17.75           1,186
DD         1000.00          43.630           17.75             593
AC          100.00          43.630           17.75              59
EA         2000.00          43.630           48.00               0
SS         1000.00          43.630           40.00              83

           AVERAGE PRICE FOR THE YEAR                      43.630

           TOTAL SHARES 4TH QUARTER                     465210.96             456691.61

           TOTAL SHARES YEAR-TO-DATE                      465,301             456452.03

           NET INCOME 4TH QUARETER                       $491,588              $491,588

           NET INCOME YEAR TO DATE, 1999               $1,839,155            $1,839,155

           EARNINGS PER SHARE 4TH QUARTER                  $1.057                $1.076

           EARNINGS PER SHARE, YTD                         $3.955                $4.029

SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUMMIT BANCSHARES, INC.


         Date: March 30, 2000            By: /s/  Shirley W. Nelson
                                            ----------------------------------
                                                  Shirley W. Nelson, Chief
                                                  Chairman and CEO
                                                  (Principle Executive Officer)

         Date: March 30, 2000            By:  /s/ Kikuo Nakahara
                                            ----------------------------------
                                                  Kikuo Nakahara
                                                  (Chief Financial Officer)

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


       Signature                      Title                          Date


/s/ Shirley W. Nelson         Chairman of the Board,              March 30, 2000
---------------------         Chief Executive Officer
SHIRLEY W. NELSON             and President






/s/ Kikuo Nakahara            Chief Financial                     March 30, 2000
--------------------          Officer and Director
KIKUO NAKAHARA

/s/ George H. Hollidge        Secretary and Director              March 30, 2000
----------------------
GEORGE H. HOLLIDGE

/s/ Stuart J. Kahn            Director                            March 30, 2000
----------------------
STUART J. KAHN

/s/ John Protopappas          Director                            March 30, 2000
----------------------
JOHN PROTOPAPPAS

/s/ Mary C. Warren            Director                            March 30, 2000
----------------------
MARY C. WARREN

/s/ Barbara J. Williams       Director                            March 30, 2000
-----------------------
BARBARA J. WILLIAMS
