Form 10-Q
period 2000-03-31
SUMMIT BANCSHARES INC/CA
filed 2000-05-15
CIK 353203

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED:MARCH 31, 2000

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

                            YES    X         NO
                                -------         -------

The number of shares outstanding of the registrant's common stock was
          456,681 shares of no par value common stock issued as of March 31, 2000

PART I - FINANCIAL INFORMATION

ITEM 1                                                           PAGE

SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS

              Consolidated Balance Sheets ......................  3

              Consolidated Statements of Income ................  4

              Consolidated Statements of Changes in
                     Shareholders' Equity ......................  5

              Consolidated Statement of Cash Flows .............  6

              Notes to Financial Statements.....................  7

              Interest Rate Risk Reporting Schedule.............  8

ITEM 2

             Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...............  9-16

                           PART II - OTHER INFORMATION

  ITEMS 1-6 ....................................................  17-18

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
FINANCIAL POSITION DECEMBER 31, 1999 AND MARCH 31, 2000
                                   (UNAUDITED)

                                                                                        Audited                   Unaudited
ASSETS                                                                                  12/31/99                  03/31/00
---------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                              $ 5,875,500               $ 7,861,961
Federal funds sold                                                                    21,760,000                18,860,000
                                                                             --------------------       -------------------
Cash and cash equivalents                                                             27,635,500                26,721,961
Time deposits with other financial institutions                                       27,888,634                31,262,350
Investment securities (fair value of $19,294,504 at
    March 31, 2000 and $19,154,772 at
    December 31, 1999 ) held to maturity                                              19,465,133                19,465,101
Loans, net of allowance for loan losses of
   $1,273,364 at March 31, 2000 and
   $1,273,364 at December 31, 1999                                                    56,071,617                58,703,440
Other real estate owned                                                                        0                         0
Premises and equipment, net                                                              913,435                   853,715
Interest receivable and other assets                                                   3,929,372                 5,175,065
                                                                             --------------------       -------------------

Total Assets                                                                        $135,903,691              $142,181,632
                                                                             ====================       ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------         --------------------       -------------------
Deposits:
Demand                                                                              $ 39,566,546              $ 46,492,670
Interest-bearing transaction accounts                                                 48,225,818                45,711,228
Savings                                                                                2,327,328                 2,664,060
Time certificates $100,000 and over                                                   23,047,736                23,372,593
Other time certificates                                                                6,828,925                 7,229,555
                                                                             --------------------       -------------------
Total Deposits                                                                       119,996,353               125,470,106
Interest payable and other liabilities                                                   754,210                 1,101,488
                                                                             --------------------       -------------------
Total Liabilities                                                                    120,750,563               126,571,594
SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
   2,000,000 shares authorized, no shares outstanding                                          0                         0
Common Stock, no par value:
   3,000,000 shares authorized;
   456,681 shares outstanding at March 31, 2000 and
   458,021 shares outstanding at December 31, 1999                                     3,741,924                 3,696,934
Retained Earnings                                                                     11,411,204                11,913,104
                                                                             --------------------       -------------------
Total Shareholders' Equity                                                            15,153,128                15,610,038

Total Liabilities and Shareholders' Equity                                          $135,903,691              $142,181,632
                                                                             ====================       ===================

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000

                                                                               Unaudited                         Unaudited
                                                                             THREE MONTHS                      THREE MONTHS
                                                                            ENDED 3-31-99                      ENDED 3-31-00
------------------------------------------------------               --------------------------           ------------------
INTEREST INCOME:
Interest and fees on loans                                                          $1,375,009                   $1,579,891
Interest on time deposits with other
   financial institutions                                                              363,680                      387,447
Interest on U.S. government
   treasury securities                                                                 160,768                      267,047
Interest on federal funds sold                                                         184,002                      251,297
                                                                            -------------------           ------------------
Total interest income                                                                2,083,460                    2,485,682

INTEREST EXPENSE:
Interest on deposits                                                                   587,219                      614,743
                                                                            -------------------           ------------------
Total interest expense                                                                 587,219                      614,743
                                                                            -------------------           ------------------
Net interest income                                                                  1,496,241                    1,870,939
Provision for loan losses                                                                    -                            -
                                                                            -------------------           ------------------
Net interest income after
   provision for loan losses                                                         1,496,241                    1,870,939

NON-INTEREST INCOME:
Service charges on deposit accounts                                                     86,821                       61,150
Other customer fees and charges                                                        102,901                       30,476
                                                                            -------------------           ------------------
Total non-interest income                                                              189,722                       91,626

NON-INTEREST EXPENSE:
Salaries and employee benefits                                                         521,448                      658,820
Occupancy expense                                                                      102,579                      101,422
Equipment expense                                                                       60,317                       65,209
Other                                                                                  243,367                      275,897
                                                                            -------------------           ------------------
Total non-interest expense                                                             927,711                    1,101,348
Income before income taxes                                                             758,252                      861,217
Provision for income taxes                                                             312,128                      359,319
                                                                            -------------------           ------------------
Net Income                                                                            $446,124                     $501,898
                                                                            ===================           ==================

EARNINGS PER SHARE:
Earnings per common share                                                                $0.98                        $1.10
Earnings per common share assuming dilution                                              $0.96                        $1.08
Weighted average shares outstanding                                                    454,323                      457,699
Weighted avg. shrs. outsdg. assuming dilution                                          465,934                      465,286
                                                                            ===================           ==================

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND  2000
                                   (UNAUDITED)

                                                                                         THREE MONTHS            THREE MONTHS
                                                                                        ENDED 3-31-99           ENDED 3-31-00
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                                                         $ 1,812,325             $ 2,438,557
Fees received                                                                                 441,945                 379,035
Interest paid                                                                                (619,524)               (613,014)
Cash paid to suppliers and employees                                                       (1,008,967)               (909,424)
Income taxes paid                                                                            (125,000)               (326,000)
                                                                                   -------------------     -------------------
Net cash provided by operating activities                                                     500,779                 969,154

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in time deposits with
   other financial institutions                                                            (5,940,000)             (3,373,716)
Maturity of investment securities                                                           5,000,000                      32
Purchase of investment securities                                                          (5,000,000)                      0
Net (increase) decrease in loans to customers                                               1,427,426              (2,799,959)
Recoveries on loans previously charged-off                                                          0                       0
(Increase) decrease in premises and equipment                                                 (41,265)               (213,064)
                                                                                   -------------------     -------------------
Net cash provided by (used in) investing activities                                        (4,553,839)             (6,386,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in demand, interest
   bearing transaction, and savings deposits                                                1,431,486               4,748,266
Net increase (decrease) in time deposits                                                   (5,322,161)                725,488
(Increase) decrease in other assets                                                          (121,794)               (924,750)
Exercise of stock options                                                                      90,000                       0
Repurchase of common stock                                                                    (24,544)                (44,990)
Dividends paid                                                                                      0                       0
                                                                                   -------------------     -------------------
Net cash provided by (used in) financing activities                                        (3,946,653)              4,504,014
                                                                                   -------------------     -------------------
Net increase (decrease) in cash and cash equivalents                                       (7,999,713)               (913,540)
Cash and cash equivalents at the
   beginning of the year                                                                   26,766,067              27,635,500
                                                                                   -------------------     -------------------
Cash and cash equivalents at the end of the year                                         $ 18,766,354            $ 26,721,961
                                                                                   -------------------     -------------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income                                                                                  $ 446,124               $ 501,898
Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and amortization                                                                  63,250                  69,713
Provision for loan losses and OREO losses                                                           0                       0
(Increase) decrease in interest receivable                                                   (159,338)                 41,957
Increase (decrease) in unearned loan fees                                                     140,426                 181,875
Increase (decrease) in accrued interest payable                                               (32,305)                 18,183
(Increase) decrease in prepaid expenses                                                       (14,810)                 15,354
Increase (decrease) in accounts payable                                                      (129,696)                106,858
Increase (decrease) in income taxes payable                                                   187,128                  33,319
                                                                                   -------------------     -------------------
Total adjustments                                                                              54,655                 467,259
                                                                                   -------------------     -------------------
Net cash provided by operating activities                                                   $ 500,779               $ 969,154
                                                                                   -------------------     -------------------

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                   (UNAUDITED)

                                                               NUMBER OF
                                                                 SHARES            COMMON        RETAINED
                                                               OUTSTANDING          STOCK         EARNINGS            TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                    452,684        $3,829,340      $10,259,075        14,088,415

Stock Options Exercised                                           7,500            90,000                0            90,000

Repurchase of Common Stock                                         (550)          (24,544)               0           (24,544)

Issuance of cash dividends of $.75 per share                          0                 0                0                 0

Net Income                                                            0                 0          446,124           446,124

Balance at March 31, 1999                                       459,634         3,894,796       10,705,199        14,599,995


Balance at December 31, 1999                                    458,021         3,741,924       11,411,204        15,153,128

Stock Options Exercised                                               0                 -                -                 0

Repurchase of Common Stock                                       (1,160)          (44,990)               0           (44,990)

Issuance of cash dividends of $.75 per share                          0                 0                0                 0

Net Income                                                            0                 0          501,898           501,898

Balance at March 31, 2000                                       456,861         3,696,934       11,913,102        15,610,036





The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the un-audited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying un-audited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1999 Annual Report to Shareholders, which is incorporated by reference in the Company's 1999 annual report on Form 10-K. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

2. COMPREHENSIVE INCOME

The Company had no items of other comprehensive income for the quarters ended March 31, 2000 and 1999. Accordingly, total comprehensive income was equal to net income for each of those periods.

3.  SEGMENT REPORTING

The Company is principally engaged in community banking activities through the four banking offices of its subsidiary bank. The community banking activities include accepting deposits, providing loans and lines of credit to local individuals and businesses, investing in investment securities and money market instruments. The four banking offices have been aggregated into a single reportable segment. Because the Company's financial information is internally evaluated as a single operating segment, no separate segment information is presented. The combined results are reflected in these financial statements.

4.    EARNINGS PER SHARE

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                    NET INCOME       WEIGHTED          PER SHARE
                                    (LOSS)           AVG. SHARES       AMOUNT
                                    FOR THE QUARTER ENDED MARCH 31, 2000
Basic Earnings
(Loss) per share                    $502                      457,699           $1.10
Stock Options                                                   7,587
Diluted Earnings
(Loss) per share                    $502                      465,286           $1.08

                                    NET INCOME       WEIGHTED          PER SHARE
                                    (LOSS)           AVG. SHARES       AMOUNT
                                    FOR THE QUARTER ENDED MARCH 31, 1999
Basic Earnings
(Loss) per share                    $446                      454,323           $.98
Stock Options                                                  11,610
Diluted Earnings
(Loss) per share                    $446                      465,934           $.96

For the periods reported, the "Company" had no reconciling items between net income(loss) and income(loss) available to common shareholders.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000

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

FINANCIAL CONDITION

LIQUIDITY MANAGEMENT

The consolidated loan-to-deposit ratio at March 31, 2000 was 46.8% which was a decrease from 49.1% for the same period in 1999. Total outstanding loans as of March 31, 2000 increased $6,645,000 compared to the same period a year ago while total deposits increased $19,471,000 versus the same time last year. The increases in loans and deposits are primarily due to Bank's concentrated effort in promoting sales culture to its employees.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, investment securities and federal funds sold totaled $77,449,000 on March 31, 2000. This amount represented 61.7% of total deposits in comparison to the liquidity ratio of 60.7% as of March 31, 1999. This increase is primarily a result of an increase in deposit growth. It is management's belief that the current liquidity level is appropriate given current economic conditions and is sufficient to meet current needs.

The Company is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Company.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.

                                          INVESTMENT COMPARATIVE
                                             ($000.00 Omitted)

                                 3-31-99           %        12-31-99            %        3-31-00            %
                                                            ---------                   ----------
Fed funds sold                    $12,350         21%         $21,760          31%        $18,860          27%
Interest bearing
   deposits                       $30,075         52%         $27,889          40%        $31,262          45%
Securities                        $15,500         27%         $19,465          29%        $19,465          28%

Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on March 31, 2000 were comprised of U.S. Gov't agencies.

CHANGES IN FINANCIAL POSITION

As of March 31, 2000, deposits increased $5,474,000 from December 31, 1999 while at the same time net loans outstanding increased $2,632,00. Total deposits as of March 31, 2000 were $125,470,000, an increase of 18.4% from $105,999,000 as of
March 31, 1999. Total loans as of March 31, 2000 were $58,703,000, which was an increase from $52,013,000 as of March 31, 1999.

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.

                              DEPOSIT COMPARATIVE
                               ($000.00 Omitted)
                           3-31-99            %       12-31-99            %        3-31-00               %
                                                                                  ---------
Demand                     $39,017          37%        $39,557          33%        $46,493             37%

Savings                      2,184           2%          2,327           2%          2,664              2%
Interest bearing
 trans. deposits            35,793          34%         48,226          40%         45,711             36%

Other time                  29,004          27%         29,877          25%         30,603             25%

The following table sets forth the amount of loans outstanding by each category and the percent of total loans outstanding at the dates specified.

                                     LOAN COMPARATIVE
                                    ($000.00 Omitted)
                             3-31-99            %     12-31-99             %         3-31-00             %
                             --------                                               ---------
Commercial                    $38,044         71%      $32,880           57%         $32,624           54%
Real estate-const               4,989          9%        7,627           13%          10,166           17%
Real estate-other               4,668          9%       10,676           19%          11,549           19%
Installment/other               5,631         11%        6,162           11%           5,638           10%




NON-PERFORMING ASSETS

The following table provides information with respect to the subsidiary Bank's past due loans and components for non-performing assets at the dates indicated.

                                   NON-PERFORMING ASSETS
                                 --------------------------
                                     (000.00 Omitted)
                                3-31-99  12-31-99  3-31-00
                                -------- --------  ---------
Loans 90 days or more past
 due & still accruing            $  631    $    0   $    0
Non-accrual loans                   742       158      298
Other real estate owned             212         0        0
                                 ------    ------   ------
   Total non-performing assets   $1,585    $  158   $  298
                                 ======    ======   ======


Non-performing assets to
  period end loans plus
  other real estate owned          3.03%      .28%     .50%

Allowance to non-performing
  loans                              96%      805%     234%

Allowance to non-performing
  assets                             83%      805%     234%

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

The decrease in non-performing assets from March 31, 1999 to March 31, 2000 is due primarily to a decrease in loans 90 days past due and non-accrual loans of $786,000 and a decrease in other real estate owned from $212,000 to $0.

CAPITAL POSITION

As of March 31, 2000, Shareholders' Equity was $15,610,000. This represents an increase of $1,010,000, or 6.9% over the same period last year. Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $3,000,000 of its stock. As of March 31, 2000, the Company has repurchased a total of 165,818 shares of the Company stock constituting 31.0% of the Company's original stock prior to the repurchase program, at a total cost of $2,617,690, or an average price per share of $15.79. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders. The program has not affected the Company's liquidity or capital position or its ability to operate as the Company's capital growth has exceeded its asset growth. In addition, the Company's subsidiary Bank remains more than well-capitalized under current regulations.

The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same as of March 31, 2000:

                                           Minimum
                   Capital Ratio    Regulatory Requirement
Tier 1 Capital        19.58%                4.00%
Total Capital         20.82%                8.00%
Leverage Ratio        11.39%                4.00%

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

                      INTEREST RATE RISK REPORTING SCHEDULE

REPORTING INSTITUTION:  SUMMIT BANK                     REPORTING DATE: 3-31-00

                                                REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT
                                                ($000.00)
                                                 OMITTED           UP        > 3          > 1         > 3       >  5         OVER
                                                   TOTAL            3        < 1          < 3         < 5       < 10       10 YEARS
   I.       EARNING ASSETS

         A. INVESTMENTS:

         1. U. S. TREASURIES                          $0           $0           $0          $0         $0          $0          $0
         2. U. S. AGENCIES                        19,465            0       14,465       5,000          0           0           0
         3. FED FUNDS SOLD                        18,860       18,860            0           0          0           0           0
         4. PURCHASED CDS                         31,262        3,166       25,222       2,874          0           0           0
                                            --------------------------------------------------------------------------------------
            TOTAL INVESTMENTS                    $69,587      $22,026      $39,687      $7,874         $0          $0          $0


         B. LOANS                                $58,798      $51,870       $1,393        $454     $3,192      $1,890          $0
                                            --------------------------------------------------------------------------------------
            TOTAL LOANS                          $58,798      $51,870       $1,393        $454     $3,192      $1,890          $0

         C. TOTAL EARNING ASSETS                $128,385      $73,896      $41,080      $8,328     $3,192      $1,890          $0

  II.       COST OF FUNDS (DEPOSITS)

         A. CERTIFICATE OF DEPOSITS              $30,602      $20,839       $9,661        $101         $0          $0          $0
         B. MONEY MARKET ACCOUNTS                 42,781        5,834       16,448      20,499          0           0           0
         C. TRANSACTION ACCOUNTS                   5,689          244          731       1,928      1,387       1,398           0
         D. SAVINGS ACCOUNTS                       2,664          114          343         903        649         655           0
                                            --------------------------------------------------------------------------------------
            TOTAL COST OF FUNDS                  $81,736      $27,031      $27,183     $23,431     $2,036      $2,053          $0

 III.       INTEREST SENSITIVE ASSETS           $128,385      $73,896      $41,080      $8,328     $3,192      $1,890          $0

  IV.       INTEREST SENSITIVE LIABILITIES       $81,736      $27,031      $27,183     $23,432     $2,036      $2,053          $0
                                            --------------------------------------------------------------------------------------
   V.       GAP                                  $46,649      $46,865      $13,897    ($15,105)    $1,156       ($164)         $0

  VI.       CUMULATIVE GAP                       $46,649      $46,865      $60,762     $45,657    $46,813     $46,649     $46,649

 VII.       GAP RATIO                               1.57         2.73         1.51       -0.36       1.57        0.92        1.57

VIII.       CUMULATIVE RATIO                        1.57         2.73         2.12        1.59       1.59        1.57        1.57

  IX.       GAP AS A % OF TOTAL ASSETS             33.26        33.41         9.91      -10.77       0.82       -0.12        0.00

   X.       CUMULATIVE GAP AS A % OF               33.26        33.41        43.32       32.55      33.37       33.26       33.26
                 TOTAL ASSETS

RESULTS OF OPERATIONS

NET INTEREST INCOME

Total interest income including loan fees increased from $2,083,000 for the first three months of 1999 to $2,502,000 for the same period in 2000. The prime lending rate increased to 9.00% in March 2000 from 7.75% compared to the same period last year. The primary reason for the increase in interest income on loans was due to $7,325,000 increase in average loans compared to the same period a year ago. Loan fees showed an increase of $6,000 over the same period last year. The yield on loans and fees increased 27 basis points over the same period last year. The increase in interest income from investments was due to total average outstanding investments volume increase of $10,088,000 combined with an increase in the rate earned on investments for the first quarter 2000 versus 1999. The yield on investments showed an increase of 45 basis points reflective of market conditions. Interest expense increased from $576,000 as of the end of the first three months of 1999 to $615,000 in 2000. This increase was brought about by a increase in average interest-bearing deposit accounts of $12,355,000 during the first quarter of 2000 versus the same period last year. The average cost of funds however, for the period ending March 31, 2000 was 12 basis points less than the same period last year. As a result of these factors, net interest margin for the first three months of 2000 was 5.81% compared to 5.42% for the same period last year.

OTHER OPERATING INCOME

Service charges on deposit accounts as of the end of the first three months of 2000 decreased to $61,000 versus $87,000 for the same period in 1999. The decrease was due to lower fees collected in service charges related to return check and overdraft charges and from analysis of service charges on commercial accounts. Other charges and fees decreased $74,000 primarily due to the sale of Other Real Estate Owned in 1999.

LOAN LOSS PROVISION

The allowance for loan losses is maintained at a level that management of the Company considers to be adequate for losses that are inherent in the loan portfolio. The allowance is increased by charges to operating expenses and reduced by net-charge-offs. The level of the allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio, as well as prevailing and anticipated economic conditions.

Management employs a systematic methodology on a monthly basis to determine the adequacy of the allowance for loan losses. Each loan is graded at the time of extension or renewal by the credit administrator. Gradings are assigned a risk factor which is calculated to assess the adequacy of the allowance for loan losses. Further, management considers other factors such as overall portfolio quality, trends in the level of delinquent and classified loans, specific problem loans, and current and anticipated economic conditions.

The following table summarizes the activity in the Bank's allowance for credit losses for the three months ended March 31, 2000 and 1999.

                                         THREE MONTHS ENDED
                                         ------------------
                                           (000.00 Omitted)

                                          3-31-00  3-31-99
                                          -------  -------
Balance, beginning of the period           $1,273   $1,319
Provision for loan losses                       0        0
Recoveries                                      0        0
Loans charged-off                               0        0
                                           ------   ------
Balance, end of the period                 $1,273   $1,319


The balance in the allowance for loan losses at March 31, 2000 was 2.12% of total loans compared to 2.47% of total loans at March 31, 1999.

OTHER OPERATING EXPENSES

Total non interest expenses increased $174,000 as of the end of the first three months of 2000 compared to the same period last year. This increase was primarily due to an increase in salaries and employee expense. The Bank's commitment to grow increased the number of employees from 42 to 49 primarily in the sales area. The increase was also attributed to increase in regular raises in pay and increased cost of benefits.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes as of the end of the first three months of 2000 increased from $312,000 in 1999 to $359,000. This increase is attributed to increased income from regular business operations. For the same period in 2000 the Company's total effective tax rate was 41.7% compared to 41.1% in 1999.

NET INCOME

Net income for the first quarter of 2000 increased from $446,000 for the same period in 1999 to $502,000, or an increase of 12.6%.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The primary factor which may affect future results is, the fluctuation of interest rates in the market place more commonly referred to as interest rate risk. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from adverse movements in interest rates. It results from the possibility that changes in interest rates may have an adverse effect on a bank's earnings and its underlying economic value. Changes in interest rates affect a bank's earnings by changing its net interest income and the level of other interest-sensitive income and operating expenses. As mentioned previously, the potential decrease in a declining interest rate environment would be minimized by an increase in assets. In addition, earnings and growth of the company are and will be affected by general economic conditions, both domestic and international, and by monetary and fiscal policies of the United States Government, particularly the Federal Reserve Bank.

PART II  -  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

          No material developments from that which was reported in the Form 10-K dated March 31, 2000 for the year ended December 31, 1999.

ITEM 2 - CHANGES IN SECURITIES

          None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5 - OTHER INFORMATION

          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

          11   Statement re: computation of per share
               earnings

          27   Financial Data Schedule

                  (b)  Reports on Form 8-K

                  One Form 8-K was filed by the registrant during the first quarter of 2000, reporting that the Company had dismissed PriceWaterhouseCoopers as Its independent accountants. On May 8, 2000, the Company filed a Form 8-K indicating that it retained Arthur Andersen LLP as its independent public accountants for the fiscal year ending December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SUMMIT BANCSHARES, INC.
                                  REGISTRANT

  DATE: May 15, 2000               BY: /s/ Shirley W. Nelson
       -------------------------      -----------------------------
                                        SHIRLEY W. NELSON
                                        CHAIRMAN AND CEO
                                        (PRINCIPAL EXECUTIVE OFFICER)

  DATE: May 15, 2000               BY: /s/ Kikuo Nakahara
       -------------------------      -----------------------------
                                        KIKUO NAKAHARA
                                        CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL OFFICER)

 The remainder of this page is intentionally left blank