Form 10-Q
period 2000-06-30
SUMMIT BANCSHARES INC/CA
filed 2000-08-14
CIK 353203

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR QUARTER ENDED:               JUNE 30, 2000

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

          458,999 shares of no par value common stock

                issued as of JUNE 30, 2000

PART I - FINANCIAL INFORMATION

ITEM 1                                                                             PAGE
SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS

     Consolidated Balance Sheets .....................................               3

     Consolidated Statements of Income ...............................               4

     Consolidated Statement of Cash Flows ............................               5

     Consolidated Statement of Changes in Shareholders'
     Equity ..........................................................               6

     Notes to Financial Statements ...................................             7-8

     Interest Rate Risk Reporting Schedule ...........................               9

ITEM 2

     Management's Discussion and Analysis of Financial

     Condition and Results of Operations .............................           10-18

                           PART II - OTHER INFORMATION

ITEMS 1-6 ............................................................           19-20

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
FINANCIAL POSITION JUNE 30, 2000 AND DECEMBER 31, 1999

                                                                                  (UNAUDITED)
ASSETS                                                                              06/30/00       12/31/99
-------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                           $  8,423,286   $  5,875,500
Federal funds sold                                                                  10,370,000     21,760,000
                                                                                  ------------   ------------
Cash and cash equivalents                                                           18,793,286     27,635,500
Time deposits with other financial institutions                                     34,432,350     27,888,634
Investment securities, held to maturity
   (fair value of $19,320,364 at
   June 30, 2000 and $19,442,158 at
   December 31, 1999)                                                               19,465,000     19,465,133
Loans, net of allowance for loan losses of
   $1,324,113 at June 30, 2000 and
   $1,273,364 at December 31, 1999                                                  62,258,863     56,071,617
Other real estate owned                                                                      0              0
Premises and equipment, net                                                            816,287        913,435
Interest receivable and other assets                                                 4,343,972      3,929,371
                                                                                  ------------   ------------

Total Assets                                                                      $140,109,757   $135,903,690
                                                                                  ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand                                                                            $ 42,687,700   $ 39,566,546
Interest-bearing transaction accounts                                               34,418,104     48,225,818
Savings                                                                              2,598,380      2,327,328
Time certificates $100,000 and over                                                 35,847,878     23,047,736
Other time certificates                                                              7,641,322      6,828,925
                                                                                  ------------   ------------
Total Deposits                                                                     123,193,384    119,996,353
Interest payable and other liabilities                                               1,076,524        754,210
                                                                                  ------------   ------------
Total Liabilities                                                                  124,269,908    120,750,563
SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
   2,000,000 shares authorized, no shares outstanding                                        0              0
Common Stock, no par value:
   3,000,000 shares authorized;
   458,999 shares outstanding at June 30, 2000 and
   458,021 shares outstanding at December 31, 1999                                   3,693,805      3,741,923
Retained Earnings                                                                   12,146,044     11,411,204
                                                                                  ------------   ------------
Total Shareholders' Equity                                                          15,839,849     15,153,127

Total Liabilities and Shareholders' Equity                                        $140,109,757   $135,903,690
                                                                                  ============   ============


The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                         (UNAUDITED)     (UNAUDITED)     (UNAUDITED)    (UNAUDITED)
                                                                         THREE MONTHS    THREE MONTHS     SIX MONTHS     SIX MONTHS
                                                                        ENDED 6-30-00   ENDED 6-30-99  ENDED 6-30-00  ENDED 6-30-99

INTEREST INCOME:
Interest and fees on loans                                                $  1,751,792   $  1,436,657   $  3,331,682   $  2,811,666
Interest on time deposits with other
   financial institutions                                                      450,690        379,791        838,137        743,471
Interest on U.S. government
   agency securities                                                           268,278        189,020        535,325        349,788
Interest on federal funds sold                                                 269,846        128,548        521,143        312,550
                                                                          ------------   ------------   ------------   ------------
Total interest income                                                        2,740,606      2,134,015      5,226,287      4,217,475

INTEREST EXPENSE:
Interest on deposits                                                           704,045        535,226      1,318,788      1,122,444
                                                                          ------------   ------------   ------------   ------------
Total interest expense                                                         704,045        535,226      1,318,788      1,122,444
                                                                          ------------   ------------   ------------   ------------
Net interest income                                                          2,036,561      1,598,790      3,907,499      3,095,031
Provision for loan losses                                                       30,000              0         30,000              0
                                                                          ------------   ------------   ------------   ------------
Net interest income after
   provision for loan losses                                                 2,006,561      1,598,790      3,877,499      3,095,031

NON-INTEREST INCOME:
Service charges on deposit accounts                                             63,711         86,238        124,861        173,059
Other customer fees and charges                                                 26,263         44,106         56,739        147,007
                                                                          ------------   ------------   ------------   ------------
Total non-interest income                                                       89,974        130,344        181,600        320,066

NON-INTEREST EXPENSE:
Salaries and employee benefits                                                 619,954        544,800      1,278,774      1,066,248
Occupancy expense                                                              107,173        103,356        208,595        205,935
Equipment expense                                                               71,423         63,919        136,632        124,236
Other                                                                          295,671        250,013        571,568        493,381
                                                                          ------------   ------------   ------------   ------------
Total non-interest expense                                                   1,094,221        962,089      2,195,568      1,889,800
Income before income taxes                                                   1,002,313        767,045      1,863,531      1,525,297
Provision for income taxes                                                     425,121        325,172        784,440        637,301
                                                                          ------------   ------------   ------------   ------------
Net Income                                                                $    577,192   $    441,873   $  1,079,091   $    887,996
                                                                          ============   ============   ============   ============

EARNINGS PER SHARE:
Earnings per common share                                                 $       1.26   $       0.96   $       2.36   $       1.93
Earnings per common share assuming dilution                               $       1.25   $       0.94   $       2.33   $       1.90
Weighted average shares outstanding                                            456,314        459,030        457,843        459,030
Weighted avg. shrs. outsdg. assuming dilution                                  461,228        470,046        463,261        467,732
                                                                          ============   ============   ============   ============


The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND  2000


                                                                                 SIX MONTHS                   SIX MONTHS
                                                                              ENDED 6-30-99                ENDED 6-30-00

CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                                              $  3,928,256                  $  4,730,265
Fees received                                                                       572,523                       434,994
Interest paid                                                                    (1,173,387)                   (1,312,121)
Cash paid to suppliers and employees                                             (1,853,267)                   (1,948,262)
Income taxes paid                                                                  (765,000)                     (728,000)
                                                                               ------------                  ------------
Net cash provided by operating activities                                           709,125                     1,176,876

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in time deposits with
   other financial institutions                                                  (4,455,000)                   (6,543,716)
Maturity of investment securities                                                 7,499,670                             0
Purchase of investment securities                                                (5,000,000)                            0
Net (increase) decrease in loans to customers                                      (469,474)                   (5,843,131)
Recoveries on loans previously charged-off                                                0                        20,749
(Increase) decrease in premises and equipment                                       (48,042)                      (43,053)
                                                                               ------------                  ------------
Net cash provided by (used in) investing activities                              (2,472,846)                  (12,409,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in demand, interest
   bearing transaction, and savings deposits                                      9,409,713                   (10,415,508)
Net increase in time deposits                                                    (7,907,160)                   13,612,539
(Increase) decrease in other assets                                              (3,427,846)                     (414,600)
Exercise of stock options                                                            90,000                        46,895
Repurchase of common stock (decrease)                                               (81,892)                      (95,013)
Dividends paid (decrease)                                                          (344,135)                     (344,251)
                                                                               ------------                  ------------
Net cash provided by (used in) financing activities                              (2,261,320)                    2,390,063
                                                                               ------------                  ------------
Net increase (decrease) in cash and cash equivalents                             (4,025,041)                   (8,842,214)
Cash and cash equivalents at the
   beginning of the period                                                       26,766,067                    27,635,500
                                                                               ------------                  ------------
Cash and cash equivalents at end of period                                     $ 22,741,026                  $ 18,793,286
                                                                               ------------                  ------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income                                                                     $    887,996                  $  1,079,091
Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and amortization                                                       118,914                       140,202
Provision for loan losses and OREO losses                                                 0                        30,000
(Increase) decrease in interest receivable                                          (64,493)                     (253,739)
Increase (decrease) in unearned loan fees                                            27,731                        11,110
Increase (decrease) in accrued interest payable                                     (50,943)                        6,667
(Increase) decrease in prepaid expenses                                             (50,491)                       26,788
Increase (decrease) in accounts payable                                             (31,890)                       80,317
Increase (decrease) in income taxes payable                                        (127,699)                       56,440
                                                                               ------------                  ------------
Total adjustments                                                                  (178,871)                       97,786
                                                                               ------------                  ------------
Net cash provided by operating activities                                      $    709,125                  $  1,176,877
                                                                               ------------                  ------------


The accompanying notes are an integral part of these consolidated financial statements

   SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES
    IN SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                              NUMBER OF
                                                                 SHARES              COMMON            RETAINED
                                                               OUTSTANDING            STOCK            EARNINGS           TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                    458,021        $  3,741,923        $ 11,411,204          15,153,127

Stock Options Exercised                                           3,490              46,895                   0              46,895

Repurchase of Common Stock                                       (2,512)            (95,013)                  0             (95,013)

Issuance of cash dividends of $.75 per share                          0                   0            (344,251)           (344,251)

Net Income                                                            0                   0           1,079,091           1,079,091

Balance at June 30, 2000                                        458,999           3,693,805          12,146,044          15,839,849


Balance at December 31, 1998                                    452,684        $  3,829,341        $ 10,259,075          14,088,416

Stock Options Exercised                                           7,500              90,000                   0              90,000

Repurchase of Common Stock                                       (1,837)            (81,892)                  0             (81,892)

Issuance of cash dividends of $.75 per share                          0                   0            (344,135)           (344,135)

Net Income                                                            0                   0             887,997             887,997

Balance at June 30, 1999                                        458,347           3,837,449          10,802,937          14,640,386


The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2000 and the results of operations for the three months and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1999 Annual Report to Shareholders, which is incorporated by reference in the Company's 1999 annual report on Form 10-K. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

2.    COMPREHENSIVE INCOME

The Company had no items of other comprehensive income for the three month and six month periods ended June 30, 2000 and 1999. Accordingly, total comprehensive income was equal to net income for each of those periods.

3.    SEGMENT REPORTING

The Company is principally engaged in community banking activities through the four banking offices of its subsidiary bank. The community banking activities include accepting deposits, providing loans and lines of credit to local individuals and businesses, investing in investment securities and money market instruments. The four banking offices have been aggregated in to a single reportable segment. Because the Company's financial information is internally evaluated as a single operating segment, no separate segment information is presented. The combined results are reflected in these financial statements.

4.    EARNINGS PER SHARE

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:


                                     NET INCOME               WEIGHTED              PER SHARE
                                     (LOSS)                   AVG. SHARES           AMOUNT
                                                FOR THE QUARTER ENDED JUNE 30, 2000
Basic Earnings
(Loss) per share                     $   577                  457,988               $   1.26
Stock Options                                                   3,490
Diluted Earnigs
(Loss) per share                     $   577                  463,261               $   1.25



                                     NET INCOME               WEIGHTED              PER SHARE
                                     (LOSS)                   AVG. SHARES           AMOUNT
                                                FOR THE QUARTER ENDED JUNE 30, 1999

Basic Earnings
(Loss) per share                     $   442                  459,030               $   1.94
Stock Options                                                       0
Diluted Earnigs
(Loss) per share                     $   442                  467,732               $   1.90



                                     NET INCOME               WEIGHTED              PER SHARE
                                     (LOSS)                   AVG. SHARES           AMOUNT
                                                FOR THE SIX MONTHS ENDED JUNE 30, 1999
Basic Earnings
(Loss) per share                     $   577                  457,843               $   2.36
Stock Options                                                       0
Diluted Earnigs
(Loss) per share                     $   577                  463,261               $   2.33



                                     NET INCOME               WEIGHTED              PER SHARE
                                     (LOSS)                   AVG. SHARES           AMOUNT
                                                FOR THE SIX MONTHS ENDED JUNE 30, 1999
Basic Earnings
(Loss) per share                     $   442                  459,030               $    .96
Stock Options                                                       0
Diluted Earnigs
(Loss) per share                     $   442                  470,046               $    .94


For the periods reported, the "Company" had no reconciling items between net income (loss) and income (loss) available to common shareholders.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NONE

FINANCIAL CONDITION

LIQUIDITY MANAGEMENT

The consolidated loan-to-deposit ratio at June 30, 2000 was 50.5% which was an increase from 48.0% for the same period in 1999. Total outstanding loans as of June 30, 2000 increased

$8,730,000 compared to the same period a year ago while total deposits increased $11,801,000 versus the same time last year. The increase in loans and deposits was primarily due to the company's marketing efforts.

One of the company's customers manages accounts for medical offices and physicians. This customer has brought approximately 80 of the accounts they manage to the company. As of June 30, 2000 the aggregate monthly average balance in these accounts was $26,000,000. Some of these deposits were previously money market accounts but have recently been transferred to time certificates of deposit.

Due to the actual ownership of the accounts being different entities, the company believes the chances of these deposits moving to another institution are low. An analysis of the loan to deposit ratio shows that without this concentration of deposits, the loan to deposit ratio would be over 60%.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, investment securities and federal funds sold totaled $72,691,000 on June 30, 2000. This amount represented 59.0% of total deposits in comparison to the liquidity ratio of 57.8% as of June 30, 1999. This increase is primarily a result of a proportionately higher increase in deposit growth than the corresponding increase in loans. It is management's belief that the current liquidity level is sufficient to meet current needs.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.

                                                        INVESTMENT COMPARATIVE
                                                          ($000.00 Omitted)
                                        6-30-00         %          12-31-99          %          6-30-99        %

Fed funds sold                          $10,370        16%         $ 21,760         31%        $ 15,168       26%
Interest bearing
   Deposits                              34,432        54%           27,889         40%          25,590       48%
Securities                               19,465        30%           19,465         29%          13,000       26%

Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on June 30, 2000 were comprised of U.S. Gov't agencies.

CHANGES IN FINANCIAL POSITION

As of June 30, 2000, total deposits increased $3,197,000 from December 31, 1999 and loans outstanding increased $6,238,000. Total deposits as of June 30, 2000 were $123,193,000, an increase of 10.6% from $111,392,000 as of June 30, 1999.
Total loans as of June 30, 2000 were $63,583,000, an increase from $54,853,000 as of June 30, 1999.

The following table sets forth the amount of deposits by category and the percent of total deposits at the dates specified.

                                                          DEPOSIT COMPARATIVE
                                                           ($000.00 Omitted)
                         6-30-00                 %           12-31-99               %           6-30-99                %

Demand                    $42,688               35%          $39,567               34%          $42,219               38%

Savings                     2,598                2%            2,327                2%            2,268                2%

Interest bearing           34,418               28%           48,226               41%           40,486               36%
 Trans. Deposits

Other time                 43,489               35%           29,877               24%           26,419               24%


The following table sets forth the amount of loans outstanding by category and the percent of total loans outstanding at the dates specified.

                                                                            LOAN COMPARATIVE
                                                                           ($000.00 Omitted)
                                            6-30-00      %           12-31-99         %              6-30-99       %

Commercial                                  $31,721     50%          $33,405          58%            $36,495      67%
Real estate-const                            12,553     20%            7,627          12%              5,789      11%
Real estate-other                            11,909     18%            9,678          17%              7,271      12%
Installment/other                             7,400     12%            6,636          12%              5,298      10%


NON-PERFORMING ASSETS

The following table provides information with respect to the Bank's past due loans and components for non-performing assets at the dates indicated.

                                                   NON-PERFORMING ASSETS
                                                    ($000.00 Omitted)
                                           6-30-00         12-31-99         6-30-99

Loans 90 days or more past
 due & still accruing                      $   85           $    0           $   50
Non-accrual loans                             145              158              522
Other real estate owned                         0                0              560
                                           ------           ------           ------
   Total non-performing assets             $  230           $  158           $1,132
                                           ======           ======           ======
Non-performing assets to
  period end loans plus
  other real estate owned                     .36%            0.28%            2.04%

Allowance to non-performing
  loans                                       576%             806%             230%

Allowance to non-performing
  assets                                      576%             806%             116%

The Bank's policy is to recognize interest income on an accrual basis unless the full collectibility of principal and interest is uncertain. Loans that are delinquent 90 days as to principal or interest are placed on a non-accrual basis, unless they are well secured and in the process of collection, and any interest earned but uncollected is reversed from income. Collectibility is determined by considering the borrower's financial condition, cash flow, quality of management, the existence of collateral or guarantees and the state of the local economy.

Other real estate owned ("OREO")is comprised of properties acquired through foreclosure. These properties are carried at the lower of the recorded loan balance or their estimated fair market value based on appraisal, less estimated disposal costs. When the loan balance plus accrued interest exceeds the fair value of the property, the difference is charged to the allowance for loan losses at the time of foreclosure. Subsequent declines in value from the recorded amount, if any, and gains or losses upon disposition are included in noninterest expense. Operating expenses related to other real estate owned are charged to non-interest expense in the period incurred.

The decrease in non-performing assets from June 30, 1999 to June 30, 2000 is the result of a small increase in loans 90 days past due, a decrease in non-accrual loans. The non-accrual loan amount represents one loan which was subsequently paid in full in July, 2000.

CAPITAL POSITION

As of June 30, 2000, Shareholders' Equity was $15,840,000. This represents an increase of $1,199,000 or 8.2% over the same period last year. Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $3,500,000 of its stock. As of June 30, 2000, the Company has repurchased a total of 167,170 shares of the Company stock constituting 31.1% of the Company's original stock prior to the repurchase program, at a total cost of $2,668,000, or an average price per share of $15.96. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders. The program has not significantly affected the Company's liquidity or capital position or its ability to operate. In addition, the Company's subsidiary Bank remains more than well-capitalized under current regulations.

The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same as of June 30, 2000:


                                           Minimum
                   Capital Ratio    Regulatory Requirement
Tier 1 Capital        18.67%                4.00%
Total Capital         19.86%                8.00%
Leverage Ratio        12.45%                4.00%


RESULTS OF OPERATIONS

NET INTEREST INCOME

Total interest income including loan fees increased to $5,226,000 for the first six months of 2000 from $4,217,000 for the same period in 1999.

Total interest income from loans and investments for the first six months of 2000 increased from $4,217,000 in 1999 to $5,226,000. The yield on loans and fees increased 58 basis points over the same period last year. This increase was brought about by an increase in the average outstanding loans of $6,548,000 for the period in addition to an increase in the prime rate from 7.75% to 9.50%. The yield on investments increased 48 basis points over the same period last year. This increase was brought about by an increase in the average outstanding investments of $12,840,000 for the period.

Interest expense increased from $1,122,000 at the end of the first six months of 1999 to $1,319,000 in 2000. This increase was due to an increase in average interest-bearing deposit accounts of $13,832,000 during the first six months of 2000 versus the same period last year. The average cost of funds, however for the period ending June 30, 2000 was 10 basis points less than the same period last year.

As a result of these factors, net interest margin for the first six months of 2000 was 6.00% compared to 5.71% for the same period last year.

For the second quarter, total interest income including loan fees increased from $2,134,000 in 1999 to $2,741,000 for the same period in 2000. This increase is due to an increase in income on loans of $315,000, and an increase in income on investments of $141,000. This increase was caused by an increase in both volume and interest rate compared to the same period last year. Average loan volume for the second quarter showed an increase of $657,000 from the same period last year. Average investments increased $12,840,000 compared to the same period last year.

For the second quarter of 2000, interest expense increased $168,819 compared to the same period in 1999. Average outstanding interest bearing deposits increased from $65,176,000 in 1999 to $82,231,000 in 2000. Average cost of funds for the same period was 3.42% compared to 3.28% in 1999. As a result, net interest income for the second quarter of 2000 increased $437,000, or 27.33% compared to the same period in 1999.

OTHER OPERATING INCOME

Service charges on deposit accounts as of the end of the first six months of 2000 decreased to $125,000 versus $173,000 for the same period in 1999. This was primarily related to a decrease in service charges collected on returned checks.

Other customer fees and charges decreased $90,000. This was primarily related to a gain on sale of $41,000 in other real estate owned in 1999. In addition, $24,000 in 1999 was recognized from a reimbursement of real estate taxes previously paid on leased property. The remainder was lease income realized in 1999 from rental property who's lease has expired. Rental income from this property in 1999 was $13,000.

Service charges on deposit accounts as of the end of the second quarter of 2000 decreased to $64,000 versus $86,000 for the same period in 1999. This was primarily related to a decrease in service charges collected on returned checks.

Other customer fees and charges decreased $18,000 for the second quarter. This was primarily related to a decrease in merchant fee income and rental income.

LOAN LOSS PROVISION

The allowance for loan losses is maintained at a level that management of the Company considers to be adequate for losses that are inherent in the current loan portfolio. The allowance is increased by charges to operating expenses and reduced by net-charge-offs. The level of the allowance for loan losses is based on management's evaluation of losses in the loan portfolio, as well as prevailing economic conditions.

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

The following table summarizes the activity in the Bank's allowance for loan losses for the six months ended June 30, 2000 and 1999.


                                          SIX MONTHS ENDED
                                          -----------------
                                          ($000.00 Omitted)
                                          6-30-00  6-30-99
Balance, beginning of the period           $1,273   $1,319
Provision for loan losses                      30        0
Recoveries                                     21        1
Loans charged-off                               0        5
                                           ------   ------



Balance, end of the period                 $1,324   $1,315

The balance in the allowance for loan losses at June 30, 2000 was 2.08% of total loans compared to 2.46% of total loans at June 30, 1999.

OTHER OPERATING EXPENSES

Total other operating expenses increased $306,000 as of the end of the first six months of 2000 compared to the same period last year. This increase was primarily due to an increase in salaries of $213,000 primarily centered in incentive accruals and an increase in staff over the same period last year. In addition, other expenses increased $93,000 centered in business development/entertainment, donations, and furniture and fixtures.

Total other operating expenses increased $132,000 as of the end of the second quarter of 2000. This increase was primarily due to an increase in salaries of $75,000 primarily centered in incentive accruals and an increase in staff over the same period last year. In addition, other expenses increased $45,000 centered in business development/entertainment, donations, and furniture and fixtures.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes as of the end of the first six months of 1999 increased from $637,000 in 1999 to $784,000. For the same period, the Company's total effective tax rate was 42.1% compared to 41.8% in 1999.

NET INCOME

Net income for the first six months of 2000 increased to $1,079,000 from $888,000 for the same period in 1999, or an increase of 21.5%.

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

ITEM 1 - LEGAL PROCEEDINGS
          No material developments from that which was reported in the Form 10-K dated for the year ended December 31, 1999.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
          None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Annual Meeting of shareholders minutes are attached
          (Exhibit #1) The annual meeting was held May 16, 2000.

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