Form 10-Q
period 2000-09-30
SUMMIT BANCSHARES INC/CA
filed 2000-11-14
CIK 353203

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED: SEPTEMBER 30, 2000

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

                   459,289 shares of no par value common stock

                         issued as of September 30, 2000

PART I - FINANCIAL INFORMATION
------------------------------


ITEM 1                                                         PAGE



SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS
-----------------------------------------------------------


             Consolidated Balance Sheets ......................  3

             Consolidated Statements of Income ................  4

             Consolidated Statement of Cash Flows .............  5

             Consolidated Statement of Changes in Shareholders'
             Equity ...........................................  6

             Notes to Financial Statements.....................  7-8

             Interest Rate Risk Reporting Schedule.............  9


ITEM 2

             Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..............  10-18

                     PART II - OTHER INFORMATION
                     ---------------------------

  ITEM 1 ......................................................  18
  ITEMS 2-6....................................................  19


SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
FINANCIAL POSITION SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                                         (UNAUDITED)
ASSETS                                                                                      09/30/00       12/31/99
--------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                  $  7,154,543   $  5,875,500
Federal funds sold                                                                          8,985,000     21,760,000
                                                                                         ------------   ------------
Cash and cash equivalents                                                                  16,139,543     27,635,500
Time deposits with other financial institutions                                            33,617,636     27,888,634
Investment securities held to maturity (fair value
    of $17,392,262 at September 30, 2000
    and $20,336,862 at December 31, 1999)                                                  17,465,000     19,465,133


Loans, net of allowance for loan losses of
         $1,414,158 at September 30, 2000 and
         $1,273,364 at December 31, 1999                                                   68,070,436     56,071,617
Other real estate owned                                                                             0              0
Premises and equipment, net                                                                   785,435        913,435
Interest receivable and other assets                                                        4,075,021      3,929,371
                                                                                         ------------   ------------

Total Assets                                                                             $140,153,071   $135,903,690
                                                                                         ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Demand                                                                                   $ 42,094,923   $ 39,566,546
Interest-bearing transaction                                                               34,236,089     48,225,818
accounts
Savings                                                                                     2,481,529      2,327,328
Time certificates $100,000 and over                                                        36,069,506     23,047,736
Other time certificates                                                                     7,794,678      6,828,925
                                                                                         ------------   ------------
Total Deposits                                                                            122,676,725    119,996,353
Interest payable and other                                                                    981,909        754,210
liabilities
                                                                                         ------------   ------------
Total Liabilities                                                                         123,658,634    120,750,563
SHAREHOLDERS'
EQUITY
Preferred Stock, no par value:
   2,000,000 shares authorized, no shares outstanding                                               0              0
Common Stock, no par value:
   3,000,000 shares authorized; 459,289 shares outstanding at September 30, 2000
and
   455,438 shares outstanding at September 30, 1999                                         3,697,719      3,741,923
Retained Earnings                                                                          12,796,718     11,411,204
                                                                                         ------------   ------------
Total Shareholders' Equity                                                                 16,494,437     15,153,127

Total Liabilities and Shareholders'Equity                                                $140,153,071   $135,903,690
                                                                                         ============   ============

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)

                                            THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                            ENDED           ENDED           ENDED           ENDED
                                            9-30-2000       9-30-99         9-30-2000       9-30-99
--------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                    $  2,052,021   $  1,401,276   $  5,383,703   $  4,212,942
Interest on time deposits with other
   financial institutions                          540,458        383,542      1,378,595      1,127,012
Interest on U.S. government
   agency securities                               252,013        242,717        787,338        592,505
Interest on federal funds sold                     220,927        247,905        742,070        560,455
                                              ------------   ------------   ------------   ------------
Total interest                                  $3,065,419      2,275,440      8,291,706      6,492,914
income

INTEREST EXPENSE:
Interest on                                        838,656        572,567      2,157,444      1,695,011
deposits
                                              ------------   ------------   ------------   ------------
Total interest expense                             838,656        572,567      2,157,444      1,695,011
                                              ------------   ------------   ------------   ------------
Net interest income                              2,226,763      1,702,873      6,134,262      4,797,903
Provision for loan losses                           90,000           --          120,000              0
                                              ------------   ------------   ------------   ------------
Net interest income after
   provision for loan losses                    $2,136,763      1,702,873      6,014,262      4,797,903

NON-INTEREST INCOME:
Service charges on deposit accounts                 90,370        106,113        267,604        337,296
Other customer fees and charges                      1,248          1,720          5,614         90,602
                                              ------------   ------------   ------------   ------------
Total non-interest income                       $   91,618        107,833        273,218        427,898

NON-INTEREST EXPENSE:
Salaries and employee benefits                     701,668        602,019      1,980,442      1,668,267
Occupancy expense                                   99,890         99,969        308,485        305,904
Equipment expense                                   69,042         68,337        205,674        192,573
Other                                              244,586        251,622        816,154        745,003
                                              ------------   ------------   ------------   ------------
Total non-interest expense                       1,115,187      1,021,947      3,310,755      2,911,747
Income before income taxes                       1,113,194        788,759      2,976,725      2,314,054
Provision for income taxes                         462,522        329,188      1,246,962        966,489
                                              ------------   ------------   ------------   ------------
Net Income                                      $  650,672   $    459,571   $  1,729,763   $  1,347,565
                                              ============   ============   ============   ============

EARNINGS PER SHARE:
Earnings per common share                     $       1.42   $       1.01   $       3.77   $       2.95
Earnings per common share assuming dilution   $       1.40   $       0.99   $       3.73   $       2.90
Weighted average shares outstanding                457,988        455,755        458,318        456,755
Weighted average shares assuming dilution          463,756        464,556        464,850        465,172

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND  1999
                               (UNAUDITED)


                                                                                     NINE MONTHS             NINE MONTHS
                                                                                    ENDED 9-30-00           ENDED 9-30-99
--------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                                                     $ 7,665,206             $ 6,054,499
Fees received                                                                             731,101                 811,460
Interest paid                                                                          (2,187,072)             (1,686,735)
Cash paid to suppliers and employees                                                   (2,850,636)             (2,713,514)
Income taxes paid                                                                      (1,250,962)               (820,000)
                                                                               -------------------    --------------------
Net cash provided by operating activities                                               2,107,637               1,645,710

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in time deposits with
   other financial institutions                                                        (5,729,002)             (3,952,203)
Maturity of investment securities                                                       2,000,133               7,499,670
Purchase of investment securities                                                               0             (12,465,718)
Net (increase) decrease in loans to customers                                         (11,963,316)                621,172
Recoveries on loans previously charged-off                                                 21,000                  22,792
(Increase) decrease in premises and equipment                                             (78,678)                (73,065)
                                                                               -------------------    --------------------
Net cash provided by (used in) investing activities                                   (15,749,863)             (8,347,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in demand, interest
   bearing transaction, and savings deposits                                          (11,307,151)              3,085,833
Net increase (decrease) in time deposits                                               13,987,523              (5,036,536)
(Increase) decrease in other assets                                                      (145,650)               (815,049)
Exercise of stock options                                                                  50,810                  90,000
Repurchase of common stock                                                                (95,014)               (210,163)
Dividends paid                                                                           (344,249)               (344,135)
                                                                               -------------------    --------------------
Net cash provided by (used in) financing activities                                     2,146,269              (3,230,050)
                                                                               -------------------    --------------------
Net increase (decrease) in cash and cash equivalents                                  (11,495,957)             (9,931,692)
Cash and cash equivalents at the
   beginning of the period                                                             27,635,500              26,766,067
                                                                               -------------------    --------------------
Cash and cash equivalents at the end of the year                                     $ 16,139,543            $ 16,834,375
                                                                               -------------------    --------------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income                                                                            $ 1,729,763             $ 1,347,567
Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and amortization                                                             206,677                 196,727
Provision for loan losses                                                                 120,000                       0
(Increase) decrease in interest receivable                                               (244,592)               (122,691)
Increase (decrease) in unearned loan fees                                                  75,974                  67,837
Increase (decrease) in accrued interest payable                                           (29,628)                  8,276
(Increase) decrease in prepaid expenses                                                     5,178                 (48,242)
Increase (decrease) in accounts payable                                                   248,264                  49,747
Increase (decrease) in income taxes payable                                                (3,999)                146,489
                                                                               -------------------    --------------------
Total adjustments                                                                         377,874                 298,143
                                                                               -------------------    --------------------
Net cash provided by operating activities                                             $ 2,107,637             $ 1,645,710
                                                                               -------------------    --------------------



                 The accompanying notes are an integral part of
                     these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)


                                                          NUMBER OF
                                                            SHARES       COMMON        RETAINED
                                                         OUTSTANDING      STOCK        EARNINGS           TOTAL
-------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1999                                458,021     $3,741,923     $11,411,204      15,153,127

Stock Options Exercised                                       3,780         50,810               0          50,810

Repurchase of Common Stock                                   (2,512)       (95,014)              0         (95,014)

Issuance of cash dividends of $.75 per share                      0              0        (344,249)       (344,249)

Net Income                                                        0              0       1,729,763       1,729,763

Balance at September 30, 2000                               459,289      3,697,719      12,796,718      16,494,437


Balance at December 31, 1998                                452,684      3,829,341      10,259,075      14,088,416

Stock Options Exercised                                       7,500         90,000              --          90,000

Repurchase of Common Stock                                   (4,746)      (210,163)              0        (210,163)

Issuance of cash dividends of $.75 per share                      0              0        (344,135)       (344,135)

Net Income                                                        0              0       1,347,567       1,347,567

Balance at September 30, 1999                               455,438      3,709,178      11,262,507      14,971,685



The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2000 and the results of operations for the three months and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1999 Annual Report to Shareholders, which is incorporated by reference in the Company's 1999 annual report on Form 10-K. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

2.       COMPREHENSIVE INCOME

The Company had no items of other comprehensive income for the three month and nine month periods ended September, 2000 and 1999. Accordingly, total comprehensive income was equal to net income for each of those periods

3.       SEGMENT REPORTING

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

4.        EARNINGS PER SHARE

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:



                                    NET INCOME       WEIGHTED          PER SHARE
                                    (LOSS)           AVG. SHARES       AMOUNT
                                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


Basic Earnings
(Loss) per share                    $651               457,988           $1.42
Stock Options                                            5,593
Diluted Earnings
(Loss) per share                    $651               463,756           $1.40


                                    NET INCOME       WEIGHTED          PER SHARE
                                    (LOSS)           AVG. SHARES       AMOUNT
                                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

Basic Earnings
(Loss) per share                    $460               455,755           $1.01
Stock Options                                            8,801
Diluted Earnings
(Loss) per share                    $460               464,556            $.99

                                    NET INCOME       WEIGHTED          PER SHARE
                                    (LOSS)           AVG. SHARES       AMOUNT
                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Basic Earnings
(Loss) per share                    $1,730           458,318           $3.77
Stock Options                                          5,438
Diluted Earnings
(Loss) per share                    $1,730           463,756           $3.73

                                    NET INCOME       WEIGHTED          PER SHARE
                                    (LOSS)           AVG. SHARES       AMOUNT
                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Basic Earnings
(Loss) per share                    $1,348           456,755           $2.95
Stock Options                                          8,417
Diluted Earnings
(Loss) per share                    $1,348           465,172           $2.90


For the periods reported, the "Company" had no reconciling items between net income (loss) and income (loss) available to common shareholders.

          INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS
          -----------------------------------------------------

                     The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended September 30, 2000. The table presents each major category of interest-earning assets and interest bearing-liabilities.

                      INTEREST RATE RISK REPORTING SCHEDULE


          REPORTING INSTITUTION:  SUMMIT BANK                                             REPORTING DATE: 9-30-00

                                          REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT
                                              ($000.00)
                                                                    GREATER     GREATER     GREATER   GREATER
                                                                   THAN 3Mo.   THAN 1Yrs.  THAN 3Yrs. THAN 5Yrs.
                                             OMITTED       UP        LESS        LESS       LESS       LESS        OVER
                                              TOTAL       3 Mo.    THAN 1Yrs.  THAN 3Yrs. THAN 5Yrs. THAN 10Yrs. 10 YEARS

   I.     EARNING ASSETS
          --------------

       A. INVESTMENTS:
          ------------
       1. U. S. TREASURIES                         $0         $0        $0          $0         $0        $0         $0
       2. U. S. AGENCIES                       17,465      5,000    12,465           0          0         0          0
       3. FED FUNDS SOLD                        8,985      8,985         0           0          0         0          0
       4. PURCHASED CDS                        33,618     10,994    17,916       4,708          0         0          0
                                              -------    -------   -------     -------     ------    ------    -------

          TOTAL INVESTMENTS                   $60,068    $24,979   $30,381      $4,708         $0        $0         $0


       B. LOANS                               $64,778    $58,854    $1,602        $793     $3,529        $0         $0
          -----
                                             --------------------------------------------------------------------------
          TOTAL LOANS                         $64,778    $58,854    $1,602        $793     $3,529        $0         $0

       C. TOTAL EARNING ASSETS               $124,846    $83,833   $31,983      $5,501     $3,529        $0         $0

  II.     COST OF FUNDS (DEPOSITS)
          ------------------------
       A. CERTIFICATE OF DEPOSITS             $43,864    $31,899   $11,569        $396         $0        $0         $0
       B. MONEY MARKET ACCOUNTS                29,009      3,956    11,153      13,900          0         0          0
       C. TRANSACTION ACCOUNTS                  5,720        245       735       1,939      1,394     1,406          0
       D. SAVINGS ACCOUNTS                      2,482        106       319         841        605       610          0
                                              -------    -------   -------     -------     ------    ------    -------

          TOTAL COST OF FUNDS                 $81,075    $36,206   $23,776     $17,076     $1,999    $2,016         $0

 III.     INTEREST SENSITIVE ASSETS          $124,846    $83,833   $31,983      $5,501     $3,529        $0         $0

  IV.     INTEREST SENSITIVE LIABILITIES      $81,075    $36,206   $23,776     $17,076     $1,999    $2,016         $0
                                              -------    -------   -------     -------     ------    ------    -------

   V.     GAP                                 $43,771    $47,627    $8,207    ($11,575)    $1,530   ($2,016)        $0

  VI.     CUMULATIVE GAP                      $43,771    $47,627   $55,834     $44,259    $45,789   $43,773    $43,773

 VII.     GAP RATIO                              1.54       2.32      1.35        0.32       1.77      0.00       0.00

VIII.     CUMULATIVE RATIO                       1.54       2.32      1.93        1.57       1.58      1.54       1.54

  IX.     GAP AS A % OF TOTAL ASSETS            32.12      34.95      6.02       -8.50       1.12     -1.48

   X.     CUMULATIVE GAP AS A % OF              32.12      34.95     40.98       32.48      33.60     32.12      32.12
               TOTAL ASSETS


ITEM 2.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NONE

FINANCIAL CONDITION

LIQUIDITY MANAGEMENT

The consolidated loan-to-deposit ratio at September 30, 2000 was 55.5% which was an increase from 48.9% for the same period in 1999. Total outstanding loans as of September 30, 2000 increased $15,329,000 compared to the same period a year ago while total deposits increased $14,738,000 versus the same time last year. The increase in loans and deposits was mainly due to Summit's effort in marketing its products and the formation of the Real Estate Capital Markets Group. The average loan-to-deposit ratio at the end of the third quarter of 2000 was 52.3%, an increase from 46.4% for the same period last year. This increase was caused by an increase in average total deposits of $18,497,000 or 17.5% while average total loans increased $15,886,000 or 32.3%.

One of the company's customers manages accounts for medical offices and physicians. This customer has brought approximately 80 of the accounts they manage to the company. As of September 30, 2000 the aggregate monthly average balance in these accounts was approximately $20,000,000.

Due to the actual ownership of the accounts being different entities, the company believes the chances of these deposits moving to another institution are low. An analysis of the loan to deposit ratio shows that without this concentration of deposits, the loan to deposit ratio would be over 60%.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, investment securities and federal funds sold totaled $67,223,000 on September 30, 2000. This amount represented 54.8% of total deposits in comparison to the liquidity ratio of 62.3% as of September 30, 1999. This decrease is primarily a result of a rise in loan growth which caused a decrease in investments. It is management's belief that the current liquidity level is appropriate given current economic conditions and is sufficient to meet current needs.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.


                                  INVESTMENT COMPARATIVE
                                    ($000.00 Omitted)

                                        9-30-00           %        12-31-99            %        9-30-99        %


Fed funds sold                          $ 8,985         15%          $21,760         32%        $11,335       19%
Interest bearing
   deposits                              33,618         56%           27,889         40%         28,087       47%
Securities                               17,465         29%           19,465         28%         20,466       34%



Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on September 30, 2000 were comprised of U.S. Gov't agencies.

CHANGES IN FINANCIAL POSITION

As of September 30, 2000, total deposits increased $2,680,000 from December 31, 1999 while at the same time net loans outstanding increased $11,999,000. Total deposits as of September 30, 2000 were $122,677,000, an increase of 13.7% from $107,939,000 as of September 30, 1999. Net loans as of September 30, 2000 were $68,070,000, an increase of 28.9% from $52,823,000 as of September 30, 1999.

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.

                                     DEPOSIT COMPARATIVE
                                      ($000.00 Omitted)


                                  9-30-00        %           12-31-99          %           9-30-99     %


Demand                            $42,095      34%            $39,567        33%            $36,464    34%

Savings                             2,482       2%              2,327         2%              3,024     3%

Interest bearing                   34,236      28%             48,226        40%             39,161    36%
 Trans. Deposits

Other time                         43,865      36%             29,877        25%             29,290    27%




The following table sets forth the amount of loans outstanding by category and the percent of total loans outstanding at the dates specified.

                                LOAN COMPARATIVE
                                ($000.00 Omitted)


                                 9-30-99         %        12-31-99        %         9-30-99       %


Commercial                       $34,859        52%        $33,368        58%    $30,343          56%
Real estate-const                 14,230        21%          9,463        17%      7,024          13%
Real estate-other                 12,914        15%          7,627        13%      9,709          18%
Installment/other                  7,481        12%          6,887        12%      6,899          13%




NON-PERFORMING ASSETS

The following table provides information with respect to the Bank's past due loans and components for non-performing assets at the dates indicated.

                              NON-PERFORMING ASSETS
                                ($000.00 Omitted)


                                 9-30-00  12-31-99  9-30-99


Loans 90 days or more past
 due & still accruing            $    0    $    0   $    6
Non-accrual loans                    16       158      271
Other real estate owned               0         0      422
                                 ------    ------   ------
   Total non-performing assets   $   16    $  158   $  699
                                 ======    ======    =====





Non-performing assets to
  period end loans plus
  other real estate owned          0.02%     0.28%    1.28%

Allowance to non-performing
  loans                           8,838%      806%     484%

Allowance to non-performing
  assets                          8,838%      806%     190%



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

Other real estate owned ("OREO")is comprised of properties acquired through foreclosure. These properties are carried at the lower of the recorded loan balance or their estimated fair market value based on appraisal, less estimated costs to sell. When the loan balance plus accrued interest exceeds the fair value of the property less disposal costs, the difference is charged to the allowance for loan losses at the time of foreclosure. Subsequent declines in value from the recorded amount, if any, and gains or losses upon disposition are included in noninterest expense. Operating expenses related to other real estate owned are charged to non-interest expense in the period incurred.

The decrease in non-performing assets from September 30, 1999 to September 30, 2000 is due primarily to a decrease in non-accrual loans of $255,000 and a decrease of $422,000 in OREO. The $16,000 total non accrual loans in 2000, is scheduled to be charged off in October, 2000. The decrease in OREO property was due to the sale of the property during the fourth quarter of 1999. A $58,000, no gain was recognized in connection with the sale.

CAPITAL POSITION

As of September 30, 2000, Shareholders' Equity was $16,494,000. This represents an increase of $1,522,000 or 10.0% over the same period last year. Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $3,500,000 of its stock. As of September 30, 2000, the Company has repurchased a total of 167,170 shares of the Company stock constituting 31.1% of the Company's original stock prior to the repurchase program, at a total cost of $2,667,714, or an average price per share of $15.96. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders. The program has not significantly affected the Company's liquidity or capital position or its ability to operate as the Company's capital growth has exceeded its asset growth. In addition, the Company's subsidiary Bank remains more than well-capitalized under current regulations.

The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same as of September 30, 2000:



                                             Capital Ratio                  Minimum
                                                                     Regulatory requirement


Tier 1 Capital                                   15.35%                      4.00%
Total Capital                                    16.35%                      8.00%
Leverage Ratio                                   10.62%                      3.00%


RESULTS OF OPERATIONS

NET INTEREST INCOME

Total interest income including loan fees increased from $6,493,000 for the first nine months of 1999 to $8,292,000 for the same period in 2000.

The increase in loan income was due primarily to the increase in outstanding loans. Average outstanding loans increased from $52,429,000 in 1999 to $61,626,000 in 2000. The yield on loans and fees increased from 10.78% in 1999 to 11.65% in 2000.

The increase in interest income from investments was due to an increase in yield of 55 basis points compared to the same period in 1999. Average total investments were $9,006,000 higher than the same period last year.

Interest expense increased from $1,695,000 at the end of the first nine months of 1999 to $2,157,000 in 2000. This increase was due to an increase in average interest-bearing deposit accounts of $13,945,000 during the first nine months of 2000 versus the same period last year. The average cost of funds for the period ending September 30, 2000 was 20 basis points more than the same period last year. As a result of these factors, net interest margin for the first nine months of 2000 was 6.34% compared to 5.79% for the same period last year.

For the third quarter, total interest income including loan fees increased from $2,275,000 in 1999 to $3,065,000 for the same period in 2000. This increase is due to an increase in loan income and interest on time deposits with other institutions. Average loan volume for the third quarter of 2000 showed an increase of $15,015,000 from the same period last year. Yield on loans for the third quarter of 2000 was 12.34% compared to 10.92% for the same period last year. For the third quarter of 2000, total interest income on investments increased $139,000. This increase was attributable to an average investment volume increase of $1,428,000 along with an interest yield increase from 5.48% in the third quarter of 1999 to 6.21% for the same period in 2000.

For the third quarter of 2000, interest expense increased $266,000 compared to the same period in 1999. Average outstanding interest bearing deposits increased from $70,636,000 in the third quarter of 1999 to $84,581,000 in the third quarter of 2000. Average cost of funds for the same period was 3.97% in 2000 compared to 3.24% in 1999. As a result of these factors, net interest income for the third quarter of 2000 increased $524,000, or 30.77%, compared to the same period in 1999.

OTHER OPERATING INCOME

Service charges on deposit accounts as of the end of the nine months of 2000 decreased to $267,000 versus $337,000 for the same period in 1999. The decrease was due to decreased fees collected in service charges related to NSF fees on commercial accounts.

Other customer fees and charges for the first nine months decreased $85,000. This was primarily related to a gain on sale of other real estate owned of $41,000 in 1999. In addition, $24,000 in 1999 was recognized from a reimbursement of real estate taxes previously paid on leased property. The remainder was lease income realized in 1999 from rental property who's lease has expired. Rental income from this property in 1999 was $13,000.

Service charges on deposit accounts for the third quarter of 2000 decreased $16,000 compared to the same period last year due to decreased collection of NSF fees on commercial accounts.

LOAN LOSS PROVISION

The allowance for loan losses is maintained at a level that management of the Company considers adequate for losses that can be reasonably anticipated. The allowance is increased by charges to operating expenses and reduced by net-charge-offs. The level of the allowance for loan losses is based on management's evaluation of losses in the loan portfolio, as well as prevailing economic conditions.

Management employs a systematic methodology on a monthly basis to determine the adequacy of the allowance for current loan losses. Each loan is graded at the time of extension or renewal by the credit administrator. Gradings are assigned a risk factor which is calculated to assess the adequacy of the allowance for loan losses. Further, management considers other factors such as overall portfolio quality, trends in the level of delinquent and classified loans, specific problem loans, and current economic conditions.

The following table summarizes the activity in the Bank's allowance for credit losses for the nine months ended September 30, 2000 and 1999.



                                                                               NINE MONTHS ENDED
                                                                               -----------------
                                                                                (000.00 Omitted)
                                                                         9/30/00               9/30/99


Balance, beginning of the period                                         $1,273                $1,319
Provision for loan losses                                                   120                     0
Recoveries                                                                   21                    28
Loans Charged-off                                                             0                   (15)
                                                                          -----                 -----
                                                                         $1,414                $1,332





The balance in the allowance for loan losses at September 30, 2000 was 2.08% of net loans compared to 2.52% of net loans at September 30, 1999.


OTHER OPERATING EXPENSES

Total other operating expenses increased $399,000 as of the end of the nine months of 2000 compared to the same period last year. This increase was primarily due to an increase in staff expense.

For the third quarter of 2000, operating expenses increased $93,000 compared to the same period last year primarily due to the items previously mentioned.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes as of the end of the first nine months of 2000 increased from $966,000 in 1999 to $1,247,000. This increase is attributable to increased income from regular business operations. For the same period in 2000 the Company's total effective tax rate was 41.9% compared to 41.8% in 1999.

For the third quarter of 2000, the provision for income taxes increased $133,000 compared to the third quarter of 1999. The effective tax rate for this period was 41.5% versus 41.7% for the same period last year.

NET INCOME

Net income for the first nine months of 2000 increased to $1,730,000 from $1,348,000 for the same period in 1999, or an increase of 28.3%. Third quarter net income increased $191,000 or 41.5% over the same period last year.

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