Form 10-K405
period 2000-12-31
SUMMIT BANCSHARES INC/CA
filed 2001-03-30
CIK 353203

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR FISCAL YEAR ENDED                   COMMISSION FILE NUMBER
              DECEMBER 31, 2000                             0-11108

                             SUMMIT BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                CALIFORNIA                          94-2767067
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

                         Yes _X_        No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 14, 2001 was $16,699,946.00.

For purposes of this calculation only, common stock is deemed to have market value of $50.50 per share, the average of bid and asked prices on March 14, 2001, and each of the executive officers, directors and persons holding 5% or more of the outstanding common stock is deemed to be an affiliate.


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                       459,387 shares no par common stock
                           issued as of March 14, 2001

             Portions of Registrant's Annual Report to Shareholders
                   for the Fiscal Year Ended December 31, 2000
                       are incorporated by Reference into
                        Part II of This Form 10-K Report

               Portions of Registrant's Proxy Notice and Statement
                 of Annual Meeting of Shareholders to be Held on
                        May 23, 2001 are Incorporated by
                     Reference into Part III, Items 10, 11,
                       12 and 13 of this Form 10-K Report


                                     PART I

     The matters addressed in this Report on Form 10K, with the exception of the historical information presented, may incorporate certain forward-looking statements involving risks and uncertainties, including the risks discussed under the heading "Certain Factors That May Affect Future Results" and elsewhere in this Report.

ITEM 1. BUSINESS

     Summit Bancshares, Inc. (the "Company") is a one bank holding company under the Bank Holding Company Act of 1956, as amended and is subject to the regulations of and examination by, the Board of Governors of the Federal Reserve System. It was incorporated under the laws of the State of California on July 22, 1981. Its principal office is located at 2969 Broadway, Oakland, California 94611, and its telephone number is (510) 839-8800. At present, the Company does not engage in any material business activities other than the ownership of the Bank from whom the Company also purchases loan participations. On March 17, 2000 the Company became a Financial Holding Company within the meaning of the Gramm-Leach-Blyley Act of 1999.

     The Bank's main branch is located at the Company's address in Oakland. In addition, the Bank has full service branches located at 675 Ygnacio Valley Blvd. Ste. B105 Walnut Creek, CA 94598, in the Watergate III Tower at 2000 Powell Street, Emeryville, California 94608, and at 5673 W. Las Positas Blvd. Ste. 208, Pleasanton, CA 94588.

     Summit Bancshares, Inc. owns all of the capital stock of Summit Bank (the "Bank"), its subsidiary bank, and its activities during 2000 were limited to acting as the Bank's holding company.

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

     The Oakland and Emeryville branches offer the above services. The Walnut Creek and Pleasanton branches offer all of the services listed above, with the exception of safe deposit boxes.

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

SERVICE AREA

     The primary geographic market served by the Bank is considered to be all of Alameda County and most of Contra Costa County, except for several cities in the northern and easternmost sections of that county. The excluded areas are Pinole, Hercules, Rodeo, Crockett, Port Costa, West Pittsburg and the sparsely populated areas east of Mt. Diablo. The areas served by the Bank include a substantial number of commercial businesses, a large health services complex and substantial residential population. In Alameda County, the health services complex includes four major hospitals, approximately 395 physicians and a wide variety of health related and other professionals, and small and medium-sized businesses. Contra Costa County includes three major hospitals, approximately 390 physicians, some of which are also affiliated with the hospitals in Alameda County, and other professionals and small and medium-sized businesses.

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

     The Emeryville office is a further extension of the Bank's plan to expand into areas which will further utilize specialized services directed at medium-sized businesses and professionals. Located west of Interstate 880 at 2000 Powell Street, it services a commercial sector and an up-scale employee population.

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

     Directors of the Company, and the companies with which they are associated, have had and will continue to have banking transactions with the Bank in the ordinary course of the Bank's business. It is the firm intention of the Company that any loans and commitments to loan included in such transactions be made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectability or presenting other unfavorable features. At December 31, 2000, loans to directors totaled $1,245,000 or 8.4% of the Company's shareholders' equity.

THE BANK. The Bank is a member of the Federal Deposit Insurance Corporation
(FDIC), which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank pays a semi-annual assessment and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.

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

ACCOUNTING CHANGES. Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133 as amended by SFAS 138). Among other things, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The provisions of SFAS 133, as amended, are effective for all fiscal quarters or all fiscal years beginning after June 15, 2000. SFAS 133 is not anticipated to have a significant impact on the Company" consolidated financial condition or results of operations.

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

     The guidelines make regulatory capital requirements more sensitive to the differences in risk profiles among banking institutions, take off- balance sheet items into account when assessing capital adequacy and minimize disincentives to holding liquid low-risk assets. In addition, the guidelines may require some banking institutions to increase the level of their common shareholders' equity. It is not anticipated that the guidelines will have a material adverse effect on the Company's financial condition or results of operations over the short term. At the end of 2000, the guidelines provided for a minimum risk-based capital ratio of 8%, and this provision may limit the Company's ability to increase its assets or require the Company to raise additional equity to facilitate growth.

     On August 2, 1990, the FRB adopted standards for compliance by banking organizations with risk-based capital guidelines to include a minimum leverage ratio of 4%. An institutions leverage ratio is determined by dividing Tier 1 captial by total average assets. The FRB emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and a favorable composite rating under the applicable regulatory rating system. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong well-run banking organization described above, will be required to maintain minimum capital ranging from 100 to 200 basis points in excess of the leverage ratio.

     The FRB leverage ratio establishes a new limit on the ability of banking organizations to increase assets and liabilities without increasing capital proportionately. In management's opinion, the leverage ratio will have no material effect on its capital needs in the foreseeable future. The Bank's leverage ratio at December 31, 2000 was 8.01% (See "Summit Bancshares, Inc. 2000 Annual Report - Footnote #8).

EMPLOYEES

     On December 31, 2000 the Bank employed 45 full time employees and 1 part time employee for a total equivalent of 45.4 full time employees. At the present time there are no salaried employees of the Company.


          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

     The following table summarizes the distribution, by amount (in thousands) and percentage of the daily average assets, liabilities, and shareholders' equity of Summit Bancshares, Inc. (consolidated) for the year ended December 31, 2000. Comparative figures for the years ended December 31, 1999 and 1998, are also provided:




ASSETS                                         2000                        1999                        1998
                                        AMOUNT      PERCENTAGE       AMOUNT      PERCENTAGE      AMOUNT       PERCENTAGE
Cash and Due
  From Banks                           $  7,441         5.25%       $  7,633         6.13%       $  7,231         6.49%
Time Deposits with Other
Financial Institutions                   31,439        22.17          28,179        22.62          10,948         9.82
Investment
Securities:
     Taxable                             18,292        12.90          16,250        13.05          13,397        12.02
     Non-taxable
Federal Funds
   Sold                                  15,501        10.94          15,306        12.29          21,888        19.64
Loans, Net                               64,033        45.16          52,086        41.82          53,992        48.45
Other Assets                              5,071         3.58           5,100         4.09           3,994         3.58
                                       --------------------------------------------------------------------------------
Total Assets                           $141,777          100%       $124,554          100%       $111,450       100.00%
                                       ================================================================================
LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
  Demand                               $ 41,474        29.25%       $ 38,478        30.89%         31,301        28.09
  Interest Bearing-
  Transaction accounts                   40,803        28.78          39,252        31.52          35,004        31.41
  Savings                                 2,862         2.02           2,344         1.89           2,878         2.58
  Time                                   39,257        27.69          28,815        23.13          28,106        25.22
Other Liabilities                         1,174          .83             802          .64           1,074         0.96
Shareholders Equity                      16,207        11.43          14,863        11.93          13,087        11.74
                                       --------------------------------------------------------------------------------
Total Liabilities &
Shareholder's Equity                   $141,777          100%       $124,554          100%       $111,450       100.00%
                                       ================================================================================

     The following is an analysis of Net Interest Income for 2000,. Comparative figures for 1999 and 1998 are also presented on the following pages. Non-accrual loans are included in the average balances. Balances are expressed in thousands of dollars.

                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                                                         INTEREST             RATES
                                                     AVERAGE              INCOME/             EARNED/
                                                     BALANCE             EXPENSE              PAID
                                                    ---------           ----------          ---------
ASSETS

Time Deposits with Other
  Financial Institutions                              $31,439              $1,861              5.92%
Investment Securities (footnote #1)                    18,292               1,007              5.51
Federal Funds Sold                                     15,501                 962              6.21
Loans (Interest and Fees)                              64,033               7,543 *           11.78
                                                    -------------------------------------------------
     Total Earning Assets                            $129,265             $11,373              8.80%
                                                                        =============================
Cash and Due from Banks                                 7,441
Premises and Equipment                                    825
Other Assets                                            4,246
                                                    ----------
TOTAL ASSETS                                         $141,777
                                                    ==========
LIABILITIES AND SHAREHOLDER'S EQUITY

Deposits:
  Demand                                             $ 41,474               $  --                --%
  Savings                                               2,862                  53              1.85
  Interest-bearing Transaction                         40,803                 800              1.96
  Time                                                 39,257               1,951              4.97
                                                    -------------------------------------------------
Total Deposits                                       $124,395              $2,803              2.25%
                                                                        =============================
Other Liabilities                                       1,174
Shareholder's Equity                                   16,208
                                                    ----------
TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                                  $141,777
                                                    ==========
AS A PERCENTAGE OF AVERAGE
TOTAL EARNING ASSETS:

Interest and Fee Income                                                   $11,373
Interest Expense                                                           (2,803)
                                                                        ----------
NET INTEREST INCOME AND MARGIN                                             $8,570              6.55%
                                                                        =============================


*    Includes loan fees of $565,617

1.)  Investment income rate is not calculated on a tax equivalent basis.

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                      INTEREST            RATES
                                                  AVERAGE              INCOME/            EARNED/
                                                  BALANCE             EXPENSE             PAID
                                                ---------            ---------           --------
ASSETS

Time Deposits with Other
  Financial Institutions                          $28,179              $1,498              5.32%
Investment Securities (footnote #1)                16,250                 881              5.42
Federal Funds Sold                                 15,306                 771              5.04
Loans (Interest and Fees)                          53,409               5,614             10.51
                                                -------------------------------------------------
     Total Earning Assets                        $113,144              $8,764              7.75%
                                                                     ============================
Cash and Due from Banks                             7,633
Premises and Equipment                                919
Other Assets                                        4,181
                                                ----------
TOTAL ASSETS                                     $124,554
                                                ==========
LIABILITIES AND SHAREHOLDER'S EQUITY

Deposits:
  Demand                                         $ 38,478               $  --                --%
  Savings                                           2,344                  46              1.96
  Interest-bearing Transaction                     39,252                 769              1.96
  Time                                             28,815               1,338              4.64
                                                -------------------------------------------------
Total Deposits                                   $108,890              $2,153              1.98%
                                                                     ============================
Other Liabilities                                     801
Shareholder's Equity                               14,863
                                                ----------
TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                              $124,554
                                                ==========
AS A PERCENTAGE OF AVERAGE
TOTAL EARNING ASSETS:

Interest and Fee Income                                                $8,764
Interest Expense                                                        2,153
                                                                     ---------
NET INTEREST INCOME AND MARGIN                                         $6,611              5.77%
                                                                     ============================

*    Includes loan fees of $412,691

1.)  Investment income rate is not calculated on a tax equivalent basis.

                      FOR THE YEAR ENDED DECEMBER 31, 1998



                                                                      INTEREST            RATES
                                                  AVERAGE             INCOME/             EARNED/
                                                  BALANCE             EXPENSE             PAID
                                                ---------            ---------           --------

ASSETS

Time Deposits with Other
  Financial Institutions                          $10,948                $629              5.75%
Investment Securities (footnote #1)                13,397                 769              5.74
Federal Funds Sold                                 21,888               1,178              5.38
Loans (Interest and Fees)                          53,992               6,150  *          11.39
                                                -------------------------------------------------
     Total Earning Assets                        $100,225               $8726              8.71%
                                                                     ============================
Cash and Due from Banks                             7,231
Premises and Equipment                                582
Other Assets                                         3412
                                                ----------
TOTAL ASSETS                                     $111,450
                                                ==========
LIABILITIES AND SHAREHOLDER'S EQUITY

Deposits:
  Demand                                         $ 31,301               $  --                --%
  Savings                                           2,878                  54              1.88
  Interest-bearing Transaction                     35,004                 737              2.11
  Time                                             28,106               1,476              5.25
                                                -------------------------------------------------
Total Deposits                                   $ 97,289              $2,267              2.33%
                                                ==========           ============================
Other Liabilities                                   1,074
Shareholder's Equity                               13,087
                                                ----------
TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                              $111,450
                                                ==========
AS A PERCENTAGE OF AVERAGE
TOTAL EARNING ASSETS:

Interest and Fee Income                                                $8,726
Interest Expense                                                        2,267
                                                                     ---------
NET INTEREST INCOME AND MARGIN                                         $6,459              6.38%
                                                                     ============================

*    Includes loan fees of $516,000

1.)  Investment income rate is not calculated on a tax equivalent basis.

Following is an analysis of changes in Interest Income and Expense (in thousands of dollars) for 1999 over 1998. A similar comparison for 1998 over 1997 is on the following page. Changes not solely attributed to volume or rates have been allocated proportionately to volume and rate components.

INCREASE (DECREASE) IN                       2000 OVER 1999
INTEREST AND FEE INCOME                      --------------
                                       VOLUME     RATE        TOTAL
                                      -------   --------   ---------
Time Deposits with Other
 Financial Institutions               $     4   $    360   $     364

Investment Securities                      15        111         126

Federal funds Sold                          0        191         191

Loans, Net                                 31      1,899       1,930
                                      -------   --------   ---------
Total Increase in
Interest and Fee Income                    50      2,561       2,611

INCREASE IN
INTEREST EXPENSE

Savings Deposits                            0          7           7

Interest-bearing Transaction                5         27          32

Time Deposits                              30        583         613

Total Increase in                          35        617         652
Interest Expense                      -------   --------   ---------

INCREASE IN
NET INTEREST INCOME                   $    15   $  1,944   $   1,959
                                      =======   ========   =========

INCREASE (DECREASE) IN                      1999 OVER 1998
INTEREST AND FEE INCOME                     --------------
                                      VOLUME     RATE       TOTAL
                                      ------   --------   ---------
Time Deposits with Other
 Financial Institutions               $    168   $  701    $ 869

Investment Securities                        7      105      112

Federal funds Sold                         (18)    (389)    (407)

Loans, Net                                  (1)    (535)    (536)
                                      --------   ------    -----

Total Increase in
Interest and Fee Income                    156     (118)      38

INCREASE IN
INTEREST EXPENSE

Savings Deposits                            (1)      (7)      (8)

Interest-bearing Transaction                 2       30       32

Time Deposits                                0     (139)    (138)

Total Increase in                            2     (116)    (114)
Interest Expense                      --------   ------    -----


INCREASE IN
NET INTEREST INCOME                   $    154   $   (2)   $ 152
                                      ========   ======    =====


INVESTMENT SECURITIES

     The following table sets forth the book value as of December 31 for the securities indicated:


                                           2000                  1999
                                        -------------       -------------
U.S. Agencies                            $12,465,000         $19,465,133

TOTAL                                    $12,465,000         $19,465,133
                                        =============       =============


The amortized cost and estimated fair values of investment in debt securities for 1999 are as follows:

                                              GROSS        GROSS             ESTIMATED
                             AMORTIZED      UNREALIZED   UNREALIZED            FAIR
                                COST          GAINS        LOSSES              VALUE
                            -----------     ---------    ----------         -----------
U.S. Agencies               $19,465,133        $0         $310,361          $19,154,772

TOTAL                       $19,465,133        $0         $310,361          $19,154,772
                            ===========       ====        ========          ===========


The amortized cost and estimated market value of debt securities at December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      ESTIMATED
                                                   AMORTIZED            FAIR
                                                     COST              VALUE
                                                  -----------        -----------
Due in one year or less                           $12,465,000        $12,450,018

Due after one year through
  Five years                                                0                  0

               TOTAL                              $12,465,000        $12,450,018
                                                  ===========        ===========

There were no sales of investments in debt securities during 2000.

     The following table is a summary of the relative maturities and yields of Summit Bancshares, Inc. investment securities as of December 31, 2000 and 1999. Yields on securities have been computed by dividing interest income, adjusted for amortization of premium and accretion of discount, by book values of the related securities.


                                 MATURING                MATURING AFTER ONE
                              WITHIN ONE YEAR            THROUGH FIVE YEARS                 TOTAL
                        --------------------------       -------------------    ---------------------
                            AMOUNT          YIELD        AMOUNT       YIELD       AMOUNT        IELD
                        -------------      -------       ------       -----     -----------     -----
                        DECEMBER 31, 2000

U.S. Agencies             $12,465,000       5.65%         $    0        0%      $12,465,000     5.65%
                        -------------      -------       -------      -----      ----------     -----

        TOTAL             $12,465,000       5.65%         $    0        0%      $12,465,000     5.65%
                        =============      =======       =======      =====     ===========     =====


LOAN PORTFOLIO

COMPOSITION OF LOANS

     The following table shows the composition of loans (in thousands of dollars) of Summit Bancshares, Inc. as of December 31 for each respective year designated.


                                   2000        1999          1998         1997         1996
                                 -------     --------       -------      -------      -------
Commercial and
  Financial                      $28,026      $33,368       $38,403      $44,044      $35,789
Real Estate, Including
Construction                      49,667       17,090        10,733       12,321       10,571
Installment                        7,491        6,887         5,196        5,706        6,119
Leases                                 0            0             0            0            0
                                 -------     --------       -------      -------      -------
Less Unearned Lease Income             0            0             0            0            0
Less Allowance for
Loan Losses                       (1,468)      (1,273)       (1,319)      (1,238)      (1,070)
                                 -------     --------       -------      -------      -------
TOTAL                            $83,716      $56,072        53,013       60,833       51,408
                                 =======     ========       =======      =======      =======

MATURITY, DISTRIBUTION AND INTEREST RATE
SENSITIVITY OF LOANS

     The following table shows the maturity distribution of loans (in thousands of dollars) as of December 31, 2000.


                                 LOANS WITH A MATURITY OF
                            ------------------------------------
                            ONE YEAR    ONE THROUGH    OVER FIVE       TOTAL
                            OR LESS      FIVE YEARS      YEARS         ------
                            --------    -----------    ---------
Commercial and              $21,176       $ 6,850       $     0       $28,026
  Financial

Real Estate
  Construction               11,152         2,524           817        14,493
                            --------      -------       -------       -------
TOTAL                       $32,328       $ 9,374       $   817       $42,519
                            ========      =======       =======       =======


All but seven loans for $4,834,522 reported above which have maturities of over one year are at floating interest rates.

COMMITMENTS AND LINES OF CREDIT

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amount of these instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 2000, financial instruments whose contract amounts represent credit risk:


                                                             CONTRACT AMOUNT
                                                          ---------------------
Commitments to extend credit in the future                    $ 36,891,620

Standby letters of credit                                        1,857,670


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

Most all guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Approximately 4.1% of the Bank's loans are concentrated with health care professionals.

NON-PERFORMING LOANS AND
SUMMARY OF LOAN LOSS EXPERIENCE (In thousands of dollars) as of December 31,

                                2000           1999           1998           1997          1996
                                ----           ----          ------         ------        ------
Non-Accrual Loans                $ 0           $158           $ 651           $176          $  0

90 days past due &
  Still accruing                   0              0             662            408             0
                                ----           ----          ------         ------        ------
Total non-accrual and
 90 days past due loans           45            158           1,313            584             0

Other real estate owned            0              0             212          1,222         1,291
                                ----           ----          ------         ------        ------
Total non-performing
 Assets                          $45           $158          $1,525         $1,806        $1,291
                                ====           ====          ======         ======        ======


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

     An analysis of activity in the allowance for loan losses for the prior five years ended December 31 is as follows:

                                            2000             1999            1998             1997           1996
                                         ----------       ----------      ----------       ----------     ----------
Balance at beginning
  of period                              $1,273,364       $1,319,451      $1,238,012       $1,070,318     $1,024,922
                                         ----------       ----------      ----------       ----------     ----------
Provision for
  loan losses                               190,000                0         100,000          270,000        125,000
                                         ----------       ----------      ----------       ----------     ----------
Loans charged off
  Commercial                                 16,140           74,230          25,000           96,394         16,952
  Real Estate Construction                        0                0               0                0              0
  Installment                                     0                0          26,374            8,372         66,152
                                         ----------       ----------      ----------       ----------     ----------
    Total chargeoffs                         16,140           74,230          51,374          105,306         83,104
                                         ----------       ----------      ----------       ----------     ----------
Recoveries
  Commercial                                 21,169             5105               0                0              0
  Real Estate Construction                        0                0               0                0              0
  Installment                                                 23,038          32,813            3,000          3,500
                                         ----------       ----------      ----------       ----------     ----------
    Total recoveries                         21,169           28,143          32,813            3,000          3,500

Net Chargeoffs                               46,087           46,087          18,561          102,306         79,604
                                         ----------       ----------      ----------       ----------     ----------
Balance at end of period                 $1,468,393       $1,273,364      $1,319,451       $1,238,012     $1,070,318
                                         ----------       ----------      ----------       ----------     ----------
Ratio of net chargeoffs
to average loans outstanding                  0.03%            0.09%           0.03%            0.18%          0.18%
                                         ==========       ==========      ==========       ==========     ==========



TIME DEPOSITS IN THE AMOUNT OF $100,000 AND OVER

     The following table sets forth by time remaining to maturity, Summit Bank's issuance of time deposits in the amount of $100,000 or more (in thousands of dollars) as of December 31 of the respective year designated:


                                2000                           1999                            1998
                      -------------------------      -------------------------       ------------------------
                       AMOUNT        PERCENTAGE      AMOUNT         PERCENTAGE       AMOUNT        PERCENTAGE
                      -------        ----------      -------        ----------       -------       ----------
3 months or less      $24,778           75.5%        $17,644           75.3%         $22,407          78.8%

Over 3 through
6 months                5,134           15.6%          2,366          10.10%           3,854          13.5

Over 6 through
12 months               2,909            8.9%          3,432          14.60%           2,201           7.7

Over 12 months              0            0.0%              0              0                0             0
                      -------          ------        -------          ------         -------         ------
TOTAL                 $32,821          100.0%        $23,442          100.0%         $28,462         100.0%
                      =======          ======        =======          ======         =======         ======

RETURN ON EQUITY AND ASSETS

     The following table shows key financial ratios for the years ending December 31, 2000, 1999 and 1998


                                2000           1999           1998
                               ------         ------        --------
Return on average assets        1.70%          1.48%          1.59%
Return on average
Shareholders equity            14.89%         12.37%         13.50%
Dividend payout ratio          28.53%         37.36%         49.69%
Average shareholders
Equity as a percent of:
  Average Assets               11.43%         11.93%         11.74%
  Average Deposits             13.03%         13.65%         13.54%

INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

     The following table provides an interest rate sensitivity and interest rate risk analysis for the year ended 2000. The table presents each major category of interest-earning assets and interest-bearing liabilities.


                      INTEREST RATE RISK REPORTING SCHEDULE

           REPORTING INSTITUTION: SUMMIT BANK REPORTING DATE: 12/31/00


                                              TOTAL      3 MO      +1 YR     +3 YRS     +5 YRS   +10 YRS    10 YRS
                                            --------    -------   --------  --------    ------   -------    -------
I.         EARNING ASSETS

   A.      INVESTMENTS
       1.  U.S. TREASURIES                        $0         $0         $0        $0        $0        $0         $0
       2.  U.S. AGENCIES                      12,465      8,465      4,000         0         0         0          0
       3.  FED FUNDS                           8,055      8,055          0         0         0         0          0
       4.  PURCHASED CD's                     26,349      9,593      9,597     7,158         0         0          0
                                            --------    -------   --------  --------    ------   -------    -------
                        TOTAL INVESTMENTS    $46,869    $26,113    $13,597    $7,158        $0        $0         $0
                                            --------    -------   --------  --------    ------   -------    -------
   B.      LOANS                             $80,515    $67,046     $1,023    $1,738    $3,558    $7,150         $0
                                            --------    -------   --------  --------    ------   -------    -------
                                             $80,515    $67,046    $ 1,023    $1,738    $3,558    $7,150         $0
                                            --------    -------   --------  --------    ------   -------    -------
   C.      TOTAL EARNING ASSETS             $127,384    $93,159    $14,620    $8,896    $3,558    $7,150         $0

II.        COST OF FUNDS (DEPOSITS)

   A.      CERTIFICATES OF DEPOSIT           $39,837    $28,971    $10,760      $104        $0        $0         $0
   B.      MONEY MARKET ACCOUNTS              36,500      4,977     14,033    17,490         0         0          0
   C.      TRANSACTION ACCOUNTS                5,636        242        725     1,910     1,374     1,385          0
   D.      SAVINGS ACCOUNTS                    2,991        128        385     1,014       729       735          0
                                            --------    -------   --------  --------    ------   -------    -------

III.       INTEREST SENSITIVE ASSETS        $127,384    $93,159    $14,620    $8,896    $3,558    $7,150         $0

IV.        INTEREST SENSITIVE LIABILITIES    $84,964    $34,318    $25,903   $20,518    $2,103    $2,120         $0
                                            --------    -------   --------  --------    ------   -------    -------
V.         GAP                               $42,420    $58,841   $(11,283) ($11,622)   $1,455    $5,030

VI.        CUMMULATIVE GAP                   $42,420    $57,841    $47,558   $35,936   $37,391   $42,421    $42,421

VII.       GAP RATIO                            1.50       2.71        .56       .43      1.69      3.37

VIII.      CUMMULATIVE RATIO                    1.50       2.71       1.79      1.45      1.45      1.50       1.50

IX.        GAP AS A % OF TOTAL ASSETS          29.96      41.56      -7.97     -8.21      1.03      3.55       0.00

X.         CUMMULATIVE GAP AS A %
                  OF TOTAL ASSETS              29.96      41.56      33.59     25.38     26.41     29.96      29.96



 ITEM 2.  PROPERTIES

     All of the Company's properties are located in California. The Bank leases the premises housing the Head Offices for the Bank and the Company as well as a full service branch at 2969 Broadway, Oakland California 94611 at the intersection of Broadway and 30th Street in the "Pill Hill" area. The premises consists of approximately 9,800 square feet located in a portion of a single story building on the southwest corner at the intersection. The monthly rent is $5,938 and the lease terminates on July 31, 2002.

     The Emeryville Branch began operations in December 1985 on the ground floor of the Watergate III Tower at 2000 Powell Street. The Bank currently leases approximately 2,200 square feet of space at this location, at a base rent of $5,469 per month. The term of this lease expires on December 31, 2001 with one option to extend the lease by one three-year option and one five-year option.

     In September 1990, the Company purchased two contiguous parcels totaling 10,000-sq. ft. adjacent to the Bank's Walnut Creek Office for a price of $544,644. Included on one of the parcels is a single story, 2,500-sq. ft. concrete block building suitable for a restaurant. The Bank is proceeding with plans to remodel this building with the intention of making the property the future home of it's Walnut Creek office.

     Since June of 1998, the Pleasanton Branch has operated in an 1800 sq. ft. facility at 5673 W. Las Positas Blvd. pursuant to a lease that terminates on February 1, 2003. The base rent is $3,150 per month.

     On March 1, 2001, the Bank leased 1,000-sq. ft. of office space located at 675 Ygnacio Valley Rd., Ste. B105, Walnut Creek, CA 94598. The monthly rent is $2,160 and expires in two years.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. Currently, the Company has no outstanding suits brought against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Neither the Company nor the Bank submitted any matter covered by this report to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

The following individuals are the current executive officers of the Bank.

NAME                          AGE          POSITION                       SINCE
------------------          ------         -----------------------        ------
Shirley W. Nelson             56           Chairman and Chief             1982
                                           Executive Officer

C. Michael Ziemann            56           President and                  1996
                                           Chief Operating Officer


Denise Dodini                 48           Senior Vice                    1994
                                           President and
                                           Senior Loan Officer

Steven P. Nelson Jr.          36           Vice President and
                                           Chief Financial Officer        1997

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

     Denise Dodini has been the Executive Vice President - Senior Loan Officer at the Bank since 2000. Denise joined the Bank in October 1989 as a Vice President, Loan Officer and became a Senior Vice President in July 1994. Prior to joining the Bank, Denise had fifteen years of Banking experience with Bank of America, where she was involved in consumer, commercial, real estate and corporate lending.

     Steve Nelson has been the Vice President-Chief Financial Officer at the bank since 1999. From 1997 until 1999 he was the Bank's Controller subsequent to serving as a loan officer in the Walnut Creek branch.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

(a) MARKET INFORMATION. The stock of the Company is not listed on any stock exchange but is publicly traded in limited and infrequent transactions in the "over the counter" market. According to information made available to the Company by the Market Maker, Justin Mazzon, American Blue Chip Investment Management, 700 Larkspur Landing Circle, Larkspur, CA., the range of high and low bids for such common stock for each calendar quarter since January 1999 is as follows:

                                                           DIVIDENDS
                            HIGH           LOW             DECLARED
                          ---------     ----------        ----------
2000

First Quarter              $39 1/4        $38             $    --
Second Quarter              39 1/4         34 1/2             .75
Third Quarter               40 1/2         36                  --
Fourth Quarter              49 1/2         42                 .75
                                                          ==========
1999

First Quarter              $50            $45             $    --
Second Quarter              48             44 1/2             .75
Third Quarter               49             39 1/4              --
Fourth Quarter              40 1/8         39 1/4             .75
                                                          $  1.50
                                                          ==========

As of March 14, 2001, there were 459,387 shares of common stock of the Company issued.

     (B) SHAREHOLDERS. As of March 14, 2001, there were 246 shareholders of the common stock. There were no other classes of securities outstanding.

     (C) DIVIDENDS. On June 9, 2000, the Company paid a 75-cent per share cash dividend in addition to a similar 75 cent per share dividend on December 8, 2000. It is the present intention of the Company to issue semi-annual cash dividends so long as said dividends do not inhibit future development. Additionally, payment of cash dividends by the Company is dependent upon payment of dividends by the Bank to the Company. Payment of cash dividends by the Bank may under certain circumstances require approval of the California Department of Financial Institutions, and as a matter of law, the Bank may only declare cash dividends from the lesser of its retained earnings or its undistributed net income from the last three years, less any dividends paid during those three years. In the event that the Bank does not have retained earnings or net income for the last three fiscal years, the Bank may declare dividends only with the prior written consent of the Department of Financial Institutions.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial information of the Company. for the years from the period January 1, 1996 through December 31, 2000 should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report.

FINANCIAL HIGHLIGHTS

------------------------------------------------------------------------------------------------------------
For the year ended December 31,
                                        2000           1999             1998          1997          1996
                                     ----------     ----------       ----------    ----------    -----------
Net Income                           $2,413,617     $1,839,155       $1,767,392    $1,708,154     $1,411,871

Earnings Per Common Share                 $5.26          $4.03            $3.95         $3.97          $3.32

Earnings Per Common                       $5.20          $3.95            $3.81         $3.72          $3.11
Share assuming dilution

Cash Dividends per Share                  $1.50          $1.50            $1.50         $1.50          $1.50
  declared

AT YEAR END
(In Thousands)

Deposits                               $128,087       $119,996         $109,889       $90,432         80,510

Loans (Net)                              83,716         56,072           53,013       $60,833         51,408

Assets                                  145,703        135,904          124,656      $104,342         92,946

Shareholders' Equity                     16,835         15,153           14,088       $12,879         11,939

Non-performing Loans to
Total Loans                               0.05%          0.28%            2.48%         0.96%          0.00%

Allowance to
Non-performing Loans                  3,263.10%        805.69%          100.46%          212%            N/A

Allowance to
Non-Performing Assets                 3,263.10%        805.69%              86%           68%           .82%

Tier 1 Capital                           13.90%         19.67%           19.49%        13.71%         14.41%

Total Tier Capital                       14.94%         20.89%           20.71%        14.92%         15.61%

Leverage Ratio                           11.89%         11.61%           11.07%         9.12%          9.63%


ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The section labeled Management's Discussion and Analysis of Financial Condition and Results of Operation appearing in the Registrant's Annual Report to shareholders for the year ended December 31, 2000 are incorporated by reference herein.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     Interest rate and credit risks are the most significant market risks impacting the Company's performance. Other types of market risk, such as foreign currency exchanges rate risk and the commodity price risk, do not arise in the normal course of the Company's business activities. The Company relies on loan reviews, prudent loan underwriting standards and an adequate allowance for loan losses to mitigate credit risk.

     Interest rate risk is managed by subjecting the Company's balance sheet to hypothetical interest rate shocks. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability position to obtain the maximum yield-cost spread on that structure.

     Rate shock is an instantaneous and complete adjustment in market rates of various magnitudes on a static or level balance sheet to determine the effect such a change in rates would have on the Company's net interest income for the succeeding twelve months, and the fair values of financial instruments.

     The Company utilizes asset/liability-modeling software to determine the effect of a shift in market interest rates, with scenarios of interest rates increasing 100 and 200 basis points and decreasing 100 and 200 basis points. The model utilized to create the table presented below is based on the concept that all rates do not move by the same amount or at the same time. Although certain assets and liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. In addition, interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates, while interest rates on certain types of assets may lag behind changes in market rates. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in the table. The ability of certain borrowers to make scheduled payments on the adjustable rate loans may decrease in the event of an interest rate increase due to adjustments in the amount of the payments.

     The model attempts to account for such limitations by imposing weights on the gaps between assets and liabilities. These weights are based on the ratio between the amount of rate change and each category of asset/liability, and the amount of any change in the federal funds rate, local conditions and the strategy of the Company determine the weights for loan and core deposits; the others are set by national markets. In addition, a timing factor has been used as (a) fixed rate instruments do not reprice immediately; (b) renewals may have different term than original maturities; and (c) there is a timing factor between rates on different instruments (i.e. core deposits usually reprice well after there has been a change in the federal funds rate). Due to the various assumptions used for this simulation analysis, no assurance can be given that actual results will correspond with projected results.

     The following table shows the estimated impact of various interest rate shocks on net interest income and the fair values of financial instruments at December 31, 2000:


                                                               FAIR VALUES OF FINANCIAL INSTRUMENTS
                                                      --------------------------------------------------
                            NET INTEREST INCOME                ASSETS                   LIABILITIES
                           ---------------------      ----------------------       ---------------------
                           AMOUNT       % CHANGE       AMOUNT       % CHANGE        AMOUNT      % CHANGE
                           ------       --------      --------      --------       --------     --------
+ 200 basis points         $9,556         12.8%       $138,968         1.0%        $117,317       2.6%
+ 100 basis points          9,010          6.4         139,671         0.5          118,829       1.3
Static                      8,648          0.0         140,398         0.0          120,402       0.0
- 100 basis points          7,704         (9.0)        141,153         0.5          122,332       1.6
- 200 basis points          6,936        (18.1)        141,939         1.1          124,213       3.2


     Loans and certificates of deposit represent the majority of interest rate exposure. Investments only represent 9.5% of interest earning assets and therefore, the impact of the investments on net interest income of moving rates would not be significant, Historically, savings and interest-bearing checking accounts have not repriced in proportion to changes in overall market interest rates. net change in net interest income can be attributed to the balance of loans and certificates of deposit maturing/repricing.

     As a result, in an increasing/decreasing interest rate environment net interest income would increase/decrease.

     The change in fair values of financial assets is mainly a result of total loans representing 84.3% of total interest-earning assets. Of these loans, $103.4 million have fixed interest rates, which decline in value during a period of rising interest rates.

     While asset/liability models have become a main focus of risk management, the Company believes that statistical models alone do not provide a reliable method of monitoring and controlling risk. The quantitative risk information provided is limited by the parameters established in creating the related models. Therefore, the Company uses these models only as a supplement to other risk management tools.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated statement of financial position as of December 31, 2000 and 1999 and the consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2000, 1999, and 1998, together with the report of independent public accountants appearing in the Registrant's Annual Report to shareholders for the year ended December 31, 2000 are incorporated by reference herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING ANDFINANCIAL DISCLOSURES

     On March 27, 2000, the Company dismissed the services of PricewaterhouseCoopers LLP as they informed the registrant that the local office will no longer be providing accounting services for community banks and that the last year in which they provided services to the registrant was the year 1999.

     PricewaterhouseCoopers LLP's last two years reports did not contain an adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to discontinue accounting services to the Company was made by PricewaterhouseCoopers LLP as a policy matter and not as a result of services performed for the Company. During the Company's two most recent fiscal years and any subsequent interim period through February 28, 2000, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference to the subject matter of the disagreement.

     On the recommendation of the Company's Audit Committee, Arthur Andersen LLP was recommended to the Company's shareholders at its May 16, 2000 annual meeting to be its new principal accountant to audit its financial statements. At no time during the Company's two most recent years did the Company consult with, Arthur Andersen LLP regarding the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue. In addition there were no reportable events as defined in Regulation S-K, Item 304(a) (1) (v) (A-D).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by paragraphs (a), (c) (d), (f) and (g) of this item is presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on May 23, 2001 under "Election of Directors," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year. The information concerning executive officers requested by paragraphs (b) and (e) is set forth under Part I in a separate Item captioned "Executive Officers of Summit Bancshares, Inc. "

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on May 23, 2001. Under "Executive Compensation," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

     The information required by this item is presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on May 23, 2001, under "Principal Security Holders" and "Security Ownership of Management," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held May 23, 2001, under "Certain Relationships and Related Transactions," which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company's fiscal year.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(A)  1.   CONSOLIDATED FINANCIAL STATEMENTS.

          The following Financial Statements are included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 and are incorporated by reference herein pursuant to Item 8.

          Consolidated Statement of Financial Position - December 31, 2000 and 1999

          Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

          Statements of Changes in Shareholders' Equity (Consolidated and Parent Company Only) for the years ended December 31, 2000, 1999 and 1998 Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

          Notes to Consolidated Financial Statements

          Report of Independent Accountants

(B)  2.   FINANCIAL STATEMENT SCHEDULES.

          Not Applicable

          In accordance with the rules of Regulation S-X, the required schedules are not submitted because they are not applicable to or required of the Company.

(C)  3.   INDEX TO EXHIBITS.

          The following exhibits are attached hereto or are incorporated by reference pursuant to Item 601 of Regulation S-K:


          EXHIBIT NUMBER                               EXHIBIT
          --------------                               -------
                3.1 *                 Articles of Incorporation Of Summit Bancshares Inc.

                3.2 *                 Bylaws of Summit Bancshares Inc.

                3.3 *                 Amendment to By-Laws of Summit Bancshares, Inc.

                4.1 *                 Specimen Stock Certificate

               10.1 *                 Lease - Broadway Property

               10.2 *                 Summit Bancshares, Inc. Incentive Stock Option Plan

               10.4 *                 Employment Agreement/ Shirley W. Nelson

               10.6 *                 Lease-Walnut Creek

               10.7 *                 Lease-Emeryville Property

               10.8 *                 Lease-Oakland Office Expansion

               10.9 *                 Lease Walnut Creek New Premises

              10.10 *                 Lease-Emeryville - Renegotiated

              10.11 *                 Summit Bancshares, Inc. 1989 Non-Qualified Stock Option Plan for
                                      Directors

              10.12 *                 Stock Option Agreement Form Summit Bancshares, Inc. Incentive Stock
                                      Option Plan


              10.13 *                 Stock Option Agreement Form 1989 Non-Qualified Stock Option Plan
                                      for Directors

              10.15 *                 Lease-Walnut Creek Summit Bancshares, Inc. owned Property

          EXHIBIT NUMBER                               EXHIBIT
          --------------                               -------

              10.15 *                 Lease-Emeryville Renegotiated

              10.16 *                 Lease-Pleasanton New Premises

                 11                   Earnings Per Share Calculation

                 13                   Portions of Annual Report to Shareholders for the Year Ended
                                      December 31, 1999

                 22                   Wholly Owned Subsidiary of Summit Bank-Summit Equities, Inc.

                 23.1                 Consent of PriceWaterhouseCoopers

                 23.2                 Consent of Arthur Andersen LLP

                 25.1                 Power of Attorney-see Signature Page



*    Previously Filed

(b)  Reports on Form 8-K

     The Company did not file any Reports on Form 8-K during the quarter ended December 31, 2000.

                             WEIGHTED AVERAGE SHARES
                      TWELVE MONTHS ENDED DECEMBER 31, 2000


                              SUMMIT EQUITIES. INC.
                              (PARENT COMPANY ONLY)
                                DECEMBER 31, 2000

================================================================================


ASSETS

CASH                                                      $10,864.21

                  TOTAL ASSETS                            $10,864.21
                                                          ----------
 LIABILITIES AND SHAREHOLDERS EQUITY

 LIABILITIES

RESERVE FOR FED TAXES                                     $     0.00
RESERVE FOR STATE TAXES                                   $     0.00
TOTAL RESERVE FOR TAXES                                   $     0.00
                                                          ----------
                  TOTAL LIABILITIES                       $     0.00
                                                          ----------
 SHAREHOLDERS EQUITY

COMMON STOCK                                              $10,000.00
RETAINED EARNINGS                                         $   864.21
PROFIT/LOSS YEAR-TO-DATE                                  $     0.00
                                                          ----------
                                                          $10,864.21

                  TOTAL SHAREHOLDERS EQUITY               $10,864.21

                  TOTAL LIABILITIES &
                  SHAREHOLDERS EQUITY                     $10,864.21
                                                          ----------

                              SUMMIT EQUITIES, INC.
                              (PARENT COMPANY ONLY)
                          YEAR ENDED DECEMBER 31, 2000
================================================================================


INCOME

INTEREST INCOME - MMA & TCD                                   $0.00
INTEREST INCOME - LOANS                                       $0.00
OTHER INCOME                                                  $0.00
                                                              -----
                  TOTAL INCOME                                $0.00
                  ------------
EXPENSE

BUILDING DEPRECIATION                                         $0.00
ANNUAL REPORT & MEETING EXPENSE                               $0.00
MISCELLANEOUS EXPENSE                                         $0.00
LEGAL                                                         $0.00
PROPERTY/TAXES                                                $0.00
                                                              -----
                  TOTAL EXPENSES                              $0.00
                  --------------                              -----

                  INCOME BEFORE TAXES &
                  EARNINGS OF SUBSIDIARY                      $0.00

PROVISION FOR TAXES

  FEDERAL INCOME TAX PROVISION                                $0.00
  STATE INCOME TAX PROVISION                                  $0.00
                      TOTAL TAX PROVISION                     $0.00
                                                              -----

                  NET INCOME                                  $0.00
                  ----------                                  -----

SIGNATURES


                               SUMMIT BANCSHARES, INC.


          Date: _____________, 2001 By: ____________________________
                                          Shirley W. Nelson, Chief
                                          Chairman and CEO
                                          (Principle Executive Officer)

          Date: _____________, 2001 By: ____________________________
                                          Kikuo Nakahara
                                          (Chief Financial Officer)



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


     Signature                       Title                          Date


/s/ Shirley W. Nelson        Chairman of the Board,                3/28/01
------------------------     Chief Executive Officer
SHIRLEY W. NELSON            and President



/s/ Kikuo Nakahara           Chief Financial                       3/28/01
------------------------     Officer and Director
KIKUO NAKAHARA



/s/ George H. Hollidge       Secretary and Director                3/28/01
------------------------
GEORGE H. HOLLIDGE



/s/ Stuart J. Hahn           Director                              3/28/01
------------------------
STUART J. KAHN



/s/ John Protopappas         Director                              3/28/01
------------------------
JOHN PROTOPAPPAS



/s/  Mary C. Warren          Director                              3/28/01
------------------------
MARY C. WARREN