Form 10-Q
period 2001-03-31
SUMMIT BANCSHARES INC/CA
filed 2001-05-15
CIK 353203

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.   20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:	MARCH 31, 2001

COMMISSION FILE NUMBER:	0-11108

SUMMIT BANCSHARES, INC.

STATE OF CALIFORNIA	I.R.S. IDENTIFICATION
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

YES  ☒  NO  ☐

The number of shares outstanding of the registrant's common stock was 459,387 shares of no par value common stock as of March 31, 2001

PART I - FINANCIAL INFORMATION

ITEM 1

SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS

Consolidated Statements of Financial Condition

Consolidated Statements of Income

Consolidated Statement of Cash Flows

Consolidated Statement of Changes in Shareholders’ Equity

Notes to Financial Statements

Interest Rate Risk Reporting Schedule

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION
ITEMS 1-6

ITEM 3
Quantitative and Qualitative Disclosure About Market Risk

ITEM 1

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF FINANCIAL POSITION DECEMBER 31, 2000 AND MARCH 31, 2001

	Unaudited	Unaudited
ASSETS	12/31/00	03/31/01
Cash and due from banks	$10,754,372	$6,982,567
Federal funds sold	8,055,000	34,520,000
Cash and cash equivalents	18,809,372	41,502,567
Time deposits with other financial institutions	26,349,023	21,846,856
Investments held to maturity, at cost (fair value of $12,450,018 at December 31, 2000 and $4,008,250 at March 31, 2001)	12,465,000	4,000,000
Loans	85,184,875	81,507,816
Less: allowance for loan losses	1,468,393	1,565,393
Net Loans	83,716,482	79,942,423
Other real estate owned	0	0
Premises and equipment, net	726,236	682,576
Interest receivable and other assets	3,636,418	4,238,703

Total Assets	$145,702,531	$152,213,125

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand	$43,685,937	$36,829,010
Interest-bearing transaction accounts	41,551,449	54,917,935
Savings	2,993,922	3,198,952
Time certificates $100,000 and over	32,071,157	30,099,524
Other time certificates	7,784,304	8,549,552
Total Deposits	128,086,769	133,594,973
Interest payable and other liabilities	780,638	1,147,253
Total Liabilities	128,867,407	134,742,226
Shareholders' Equity
Preferred Stock, no par value:
2,000,000 shares authorized, no shares outstanding	0	0
Common Stock, no par value:
3,000,000 shares authorized; 459,387 shares outstanding at December 31, 2000 and March 31, 2001	3,699,018	3,699,018
Retained Earnings	13,136,106	13,771,881
Total Shareholders' Equity	16,835,124	17,470,899

Total Liabilities and Shareholders' Equity	$145,702,531	$152,213,125

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001

	Unaudited	Unaudited
	THREE MONTHS	THREE MONTHS
	ENDED 3-31-00	ENDED 3-31-01
INTEREST INCOME:
Interest and fees on loans	$1,579,891	$2,294,146
Interest on time deposits with other financial institutions	387,447	391,851
Interest on U.S. government treasury securities	267,047	111,864
Interest on federal funds sold	251,297	331,051
Total interest income	2,485,682	3,128,912

INTEREST EXPENSE:
Interest on deposits	614,743	863,719
Total interest expense	614,743	863,719
Net interest income	1,870,939	2,265,193
Provision for loan losses	-	97,000
Net interest income after provision for loan losses	1,870,939	2,168,193

NON-INTEREST INCOME:
Service charges on deposit accounts	61,150	55,121
Other customer fees and charges	30,476	34,144
Total non-interest income	91,626	89,265

NON-INTEREST EXPENSE:
Salaries and employee benefits	658,820	711,973
Occupancy expense	101,422	108,177
Equipment expense	65,209	57,636
Other	275,897	285,890
Total non-interest expense	1,101,348	1,163,676
Income before income taxes	861,217	1,093,782
Provision for income taxes	359,319	458,007
Net Income	$501,898	$635,775

EARNINGS PER SHARE:
Earnings per common share	$1.10	$1.38
Earnings per common share assuming dilution	$1.08	$1.37
Weighted average shares outstanding	457,699	459,387
Weighted avg. shrs. outsdg. assuming dilution	465,286	465,543

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND  2001
                                                                    (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED 3-31-00	ENDED 3-31-01
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$2,438,557	$2,479,642
Fees received	379,035	268,559
Interest paid	(613,014)	(854,302)
Cash paid to suppliers and employees	(909,424)	(885,151)
Income taxes paid	(326,000)	(473,764)
Net cash provided by operating activities	969,154	534,984

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in time deposits with other financial institutions	(3,373,716)	4,502,167
Maturity of investment securities	32	8,465,000
Net (increase) decrease in loans to customers	(2,799,959)	3,690,938
(Increase) decrease in premises and equipment	(213,064)	(8,098)
Net cash provided by (used in) investing activities	(6,386,707)	16,650,007

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in demand, interest bearing transaction, and savings deposits	4,748,266	6,714,589
Net increase (decrease) in time deposits	725,488	(1,206,385)
(Increase) decrease in other assets	(924,750)	0
Repurchase of common stock	(44,990)	0
Net cash provided by (used in) financing activities	4,504,014	5,508,204
Net increase (decrease) in cash and cash equivalents	(913,539)	22,693,195
Cash and cash equivalents at the beginning of the year	27,635,500	18,809,372
Cash and cash equivalents at the end of the year	$26,721,961	$41,502,567

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income	$501,898	$635,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,713	51,758
Provision for loan losses and OREO losses	0	97,000
(Increase) decrease in interest receivable & other assets	57,310	(602,285)
Increase (decrease) in unearned loan fees	181,875	(13,879)
Increase (decrease) in interest payable & other liabilities	158,358	366,615

Total adjustments	467,256	(100,791)
Net cash provided by operating activities	$969,154	$534,984

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                                                    (UNAUDITED)

	NUMBER OF SHARES OUTSTANDING	COMMON STOCK	RETAINED EARNINGS	TOTAL

Balance at December 31, 1999	458,021	$3,741,924	$11,411,204	$15,153,128

Stock Options Exercised	0	-	-	0

Repurchase of Common Stock	(1,160)	(44,990)	0	(44,990)

Net Income	0	0	501,898	501,898

Balance at March 31, 2000	456,861	3,696,934	11,913,102	15,610,036

Balance at December 31, 2000	459,387	3,699,018	13,136,106	16,835,124

Net Income	0	0	635,775	635,775

Balance at March 31, 2001	459,387	$3,699,018	$13,771,881	$17,470,899

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position at March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000.

Certain information and footnote disclosures presented in the Company's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Shareholders, which is incorporated by reference in the Company's 2000 annual report on Form 10-K. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

2.          COMPREHENSIVE INCOME

The Company had no items of other comprehensive income for the three month period ended March, 2001 and 2000.  Accordingly, total comprehensive income was equal to net income for each of those periods

3.          SEGMENT REPORTING

The Company is principally engaged in community banking activities through the four banking offices of its subsidiary bank.  The community banking activities include accepting deposits, providing loans and lines of credit to local individuals and businesses, investing in investment securities and money market instruments.  The four banking offices have been aggregated into a single reportable segment.  Because the Company’s financial information is internally evaluated as a single operating segment, no separate segment information is presented.  The combined results are reflected in these financial statements.

4.          EARNINGS PER SHARE

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

	Net Income	Weighted	Per Share
		Avg. Shares	Amount
	For the quarter ended March 31, 2001

Basic Earnings per share	$636	459,387	$1.38
Stock Options		6,156
Diluted Earnings per share	$636	465,543	$1.37

	Net Income	Weighted	Per Share
		Avg. Shares	Amount
	For the quarter ended March 31, 2000

Basic Earnings per share	$502	457,699	$1.10
Stock Options		7,587
Diluted Earnings per share	$502	465,286	$1.08

For the periods reported, the Company had no reconciling items between net income and income available to common shareholders.

5.          NEW ACCOUNTING PROUNOUNCEMENTS

The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company adopted SFAS 133 on January 1, 2001.  The implementation of this statement did not have a material impact on the Company’s financial position or result of operations.

INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

             The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended March 30, 2001. The table presents each major category of interest-earning assets and interest bearing-liabilities.

		INTEREST RATE RISK REPORTING SCHEDULE

		REPORTING INSTITUTION: SUMMIT BANK					REPORTING DATE: 3-31-00

			REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT
			($000.00) OMITTED TOTAL	UP 3	>3 <1	>1 <3	>3 <5	>5 <10	OVER 10 YEARS

I.		EARNING ASSETS

	A.	INVESTMENTS:
	1.	U. S. TREASURIES	$0	$0	$0	$0	$0	$0	$0
	2.	U. S. AGENCIES	4,000	3,000	1,000	0	0	0	0
	3.	FED FUNDS SOLD	34,520	34,520	0	0	0	0	0
	4.	PURCHASED CDS	21,847	7,129	3,851	10,867	0	0	0
		TOTAL INVESTMENTS	$60,367	$44,649	$4,851	$10,867	$0	$0	$0

	B.	LOANS	$78,157	$61,474	$1,665	$1,709	$6,570	$6,739	$0
		TOTAL LOANS	$78,157	$61,474	$1,665	$1,709	$6,570	$6,739	$0

	C.	TOTAL EARNING ASSETS	$138,524	$106,123	$6,516	$12,576	$6,570	$6,739	$0

II.		COST OF FUNDS (DEPOSITS)

	A.	CERTIFICATE OF DEPOSITS	$38,649	$26,471	$12,045	$133	$0	$0	$0
	B.	MONEY MARKET ACCOUNTS	49,704	6,778	19,110	23,816	0	0	0
	C.	TRANSACTION ACCOUNTS	6,844	295	885	2,334	1,678	1,692	0
	D.	SAVINGS ACCOUNTS	3,199	137	411	1,084	780	786	0
		TOTAL COST OF FUNDS	$98,396	$33,681	$32,451	$27,367	$2,458	$2,478	$0

III.		INTEREST SENSITIVE ASSETS	$138,524	$106,123	$6,516	$12,576	$6,570	$6,739	$0

IV.		INTEREST SENSITIVE LIABILITIES	$98,436	$33,681	$32,451	$27,368	$2,458	$2,479	$0
V.		GAP	$40,088	$72,442	($25,935)	($14,792)	$4,112	$4,260	$0

VI.		CUMULATIVE GAP	$40,088	$72,442	$46,507	$31,716	$35,828	$40,088	$40,088

VII.		GAP RATIO	1.41	3.15	0.20	0.46	2.67	2.72

VIII.		CUMULATIVE RATIO	1.41	3.15	1.70	1.34	1.37	1.41	1.41

IX.		GAP AS A % OF TOTAL ASSETS	26.98	48.75	-17.45	-9.95	2.77	2.87	0.00

X.		CUMULATIVE GAP AS A % OF TOTAL ASSETS	26.98	48.75	31.30	21.34	24.11	26.98	26.98

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001

The registrant, Summit Bancshares, Inc. (the “Company”) is a bank holding company whose only operating subsidiary is Summit Bank (the “Bank”).  The following discussion primarily concerns the financial condition and results of operations of the Company on a consolidated basis including the subsidiary Bank.  All adjustments made in the compilation of this information are of a normal recurring nature.

FINANCIAL CONDITION

Liquidity Management

The consolidated loan-to-deposit ratio at March 31, 2001 was 61.0% which was an increase from 46.8% for the same period in 2000.  Total outstanding loans as of March 31, 2001 increased $21,531,000 compared to the same period a year ago while total deposits increased $8,125,000 versus the same time last year.  The increase in loans and deposits was mainly due to Summit’s effort in marketing its products and the formation of the Real Estate Capital Markets Group.  The average loan-to-deposit ratio at the end of the first quarter of 2001 was 65.1%, an increase from 52.6% for the same period last year.  This increase was caused by an increase in average total deposits of $4,420,000 or 3.6% while average total loans increased $18,357,000 or 28.1%.

One of the Company’s customers manages accounts for medical offices and physicians.  This customer has brought approximately 80 of the accounts they manage to the Company.  As of March 31, 2001 the aggregate monthly average balance in these accounts was approximately $20,000,000.

This customer has notified the Bank that due to the expiration of a contract, one of the companies they manage funds for will be taking control of their own accounts. This is expected to result in a decrease of interest bearing deposits of approximately $17,000,000 as well as a corresponding decrease in federal funds sold.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, investment securities and federal funds sold totaled $67,349,000 on March 31, 2001.  This amount represented 50.4% of total deposits in comparison to the liquidity ratio of 61.8% as of March 31, 2000.  This decrease is primarily a result of a rise in loan growth which caused a decrease in investments.  It is management's belief that the current liquidity level is appropriate given current economic conditions and is sufficient to meet current needs.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.

Investment Comparative
($000.00 Omitted)

	3-31-01%		12-31-00%		3-31-00%

Fed funds sold	$34,520	57%	$21,760	32%	$18,860	27%
Interest bearing deposits	21,846	36%	27,889	40%	31,262	45%
Securities	4,000	7%	19,465	28%	19,465	28%

Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on March 31, 2001 were comprised of U.S. Gov’t agencies.

Changes in Financial Position

As of March 31, 2001, total deposits increased $5,508,000 from December 31, 2000 while at the same time net loans outstanding decreased $3,774,000.  Total deposits as of March 31, 2001 were $133,595,000, an increase of 6.5% from $125,470,000 as of March 31, 2000.  Net loans as of March 31, 2001 were $79,942,000, an increase of 36.2% from $58,703,000 as of March 31, 2000.

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.

Deposit Comparative
($000.00 Omitted)

	3-31-01%		12-31-00%		3-31-00%
Demand	$36,829	28%	$43,685	34%	$46,492	37%
Savings	3,199	2%	2,994	2%	2,664	2%
Interest bearing Trans. Deposits	54,918	41%	41,551	32%	45,711	36%
Other time	38,649	29%	39,855	32%	30,603	25%

The following table sets forth the amount of loans outstanding by category and the percent of total loans outstanding at the dates specified.

Loan Comparative
($000.00 Omitted)

	3-31-01%		12-31-00%		3-31-00%
Commercial	$33,224	41%	$28,027	33%	$32,624	54%
Real estate—const	16,426	20%	18,032	21%	10,166	17%
Real estate—other	25,200	31%	31,635	37%	11,549	19%
Installment/other	6,658	8%	7,491	9%	5,638	10%

Non-Performing Assets

The following table provides information with respect to the Bank's past due loans and components for non-performing assets at the dates indicated.

	Non-Performing Assets
	($000.00 Omitted)

	3-31-01	12-31-00	3-31-00
Loans 90 days or more past due & still accruing	$145	$45	$0
Non-accrual loans	0	0	298
Other real estate owned	0	0	0
Total non-performing assets	$145	$45	$298

Non-performing assets to period end loans plus other real estate owned	0.18%	0.06%	.50%

Allowance to non-performing loans	1,079%	3,263%	427%

Allowance to non-performing assets	1,079%	3,263%	427%

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

Other real estate owned (“OREO”) is comprised of properties acquired through foreclosure.  These properties are carried at the lower of the recorded loan balance or their estimated fair market value based on appraisal, less estimated costs to sell.  When the loan balance plus accrued interest exceeds the fair value of the property less disposal costs, the difference is charged to the allowance for loan losses at the time of foreclosure.  Subsequent declines in value from the recorded amount, if any, and gains or losses upon disposition are included in noninterest expense.  Operating expenses related to other real estate owned are charged to non-interest expense in the period incurred.

The increase in non-performing assets from March 31, 2000 to March 31, 2001 is due primarily to an increase in loans 90 days past due of $100,000.

Capital Position

As of March 31, 2001, Shareholders' Equity was $17,471,000. This represents an increase of $1,861,000 or 11.9% over the same period last year.  Since the inception of the stock repurchase program in 1989, the Company has authorized the repurchase of $3,500,000 of its stock.  As of March 31, 2001, the Company has repurchased a total of 167,170 shares of the Company stock constituting 31.1% of the Company's original stock prior to the repurchase program, at a total cost of $2,667,714, or an average price per share of $15.96. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders.  The program has not significantly affected the Company's liquidity or capital position or its ability to operate as the Company's capital growth has exceeded its asset growth.  In addition, the Company's subsidiary Bank remains more than well-capitalized under current regulations.

The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same as of March 31, 2001:

	Capital Ratio	Minimum Regulatory requirement
Tier 1 Capital	17.92%	4.00%
Total Capital	19.16%	8.00%
Leverage Ratio	12.05%	4.00%

RESULTS OF OPERATIONS

Net Interest Income

Total interest income including loan fees increased from $2,486,000 for the first three months of 2000 to $3,129,000 for the same period in 2001.

The increase in loan income was due primarily to the increase in outstanding loans.  Average outstanding loans increased from $58,837,000 in 2000 to $83,760,000 in 2001.  The yield on loans increased from 10.80% in 2000 to 11.11% in 2001.

The decrease in interest income from investments was in contrast to an increase in yield of 73 basis points compared to the same period in 2000. Average total investments were $12,091,000 lower than the same period last year due to the increase in loans.  The return of maturing investments were used to fund the loan increase.

Interest expense increased from $615,000 at the end of the first three months of 2000 to $864,000 in 2001.  This increase was due to an increase in average interest-bearing deposit accounts of $13,385,000 during the first three months of 2001 versus the same period last year. The average cost of funds for the period ending March 31, 2001 was 65 basis points more than the same period last year.

As a result of these factors, net interest margin for the first three months of 2001 was 6.20% compared to 5.81% for the same period last year.

Other Operating Income

Service charges on deposit accounts as of the end of the first three months of 2001 decreased to $55,000 versus $61,000 for the same period in 2000.  The decrease was due to decreased fees collected in service charges related to NSF fees on commercial accounts.

Other customer fees and charges for the first three months increased $4,000.

Loan Loss Provision

The allowance for loan losses is maintained at a level that management of the Company considers adequate for losses that are inherent in the loan portfolio.  The allowance is increased by charges to operating expenses and reduced by net-charge-offs.  The level of the allowance for loan losses is based on management's evaluation of losses in the loan portfolio, as well as prevailing economic conditions.

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

The following table summarizes the activity in the Bank’s allowance for credit losses for the three months ended March 31, 2000 and 2001.

	Three months ended
	(000.00 Omitted)
	3/31/00	3/31/01

Balance, beginning of the period	$1,273	$1,468
Provision for loan losses	0	97
Loans Charged-off	0	0
	$1,273	$1,565

The balance in the allowance for loan losses at March 31, 2001 was 1.96% of net loans compared to 2.17% of net loans at March 31, 2000.

Other Operating Expenses

Total other operating expenses increased $62,000 as of the end of the first three months of 2001 compared to the same period last year.  This increase was primarily due to an increase in salary expense which was brought about by the addition of employees to staff the Company’s Real Estate Capital Markets Group.

Provision for Income Taxes

The Company's provision for income taxes as of the end of the first three months of 2001 increased from $359,000 in 2000 to $458,000.  This increase is attributable to increased income from regular business operations. For the same period in 2001 the Company's total effective tax rate was 41.9% compared to 41.7% in 2000.

Net Income

Net income for the first three months of 2001 increased to $636,000 from $502,000 for the same period in 2000, or an increase of 26.7%.

ITEM 3.

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

Management has assessed these risks and believes that there has been no material change since December 31, 2000.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The primary factor which may affect future results is the fluctuation of interest rates in the market place more commonly referred to as interest rate risk.  Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from adverse movements in interest rates.  It results from the possibility that changes in interest rates may have an adverse effect on a bank’s earnings and its underlying economic value.  Changes in interest rates affect a bank’s earnings by changing its net interest income and the level of other interest-sensitive income and operating expenses.  The potential decrease in a declining interest rate environment would be minimized by an increase in assets. In addition, earnings and growth of the company are and will be affected by general economic conditions, both domestic and international, and by monetary and fiscal policies of the United States Government, particularly the Federal Reserve Bank.

PART II	OTHER INFORMATION

ITEM 1 —	LEGAL PROCEEDINGS No material developments from that which was reported in the Form 10-K dated March 31, 2001 for the year ended December 31, 2000

ITEM 2 —	CHANGES IN SECURITIES AND USE OF PROCEEDS None

ITEM 3 —	DEFAULTS UPON SENIOR SECURITIES None

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None

ITEM 5 —	OTHER INFORMATION None

ITEM 6 —	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(b) Reports on Form 8-K None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT BANCSHARES, INC
Registrant

DATE: 5/14/01	By: /s/ Shirley Nelson
Shirley W. Nelson
Chairman and CEO
(Principal Executive Officer)

DATE: 5/14/01	By: /s/ Kikuo Nakahara
Kikuo Nakahara
Chief Financial Officer
(Principal Financial Officer)

The remainder of this page is intentionally left blank