Form 10-Q
period 2001-06-30
SUMMIT BANCSHARES INC/CA
filed 2001-08-10
CIK 353203

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:    JUNE 30, 2001

COMMISSION FILE NUMBER:    0-11108

SUMMIT BANCSHARES, INC.

STATE OF CALIFORNIA

2969 BROADWAY, OAKLAND CALIFORNIA 94611
(510) 839-8800

I.R.S. IDENTIFICATION NUMBER
94-2767067

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

        The number of shares outstanding of the registrant’s common stock was 1,850,492 shares of no par value common stock as of JUNE 30, 2001

Page
PART I—FINANCIAL INFORMATION

ITEM 1
SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS
Consolidated Statement of Financial Condition	3
Consolidated Statements of Income	4
Consolidated Statement of Cash Flows	5
Consolidated Statement of Changes in Shareholders’ Equity	6
Notes to Financial Statements	7
Interest Rate Risk Reporting Schedule	9

ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3
Quantitative and Qualitative Disclosures About Market Risk	15

PART II—OTHER INFORMATION

ITEMS 1-6

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

JUNE 30, 2001 AND DECEMBER 31, 2000
(UNAUDITED)

	06/30/01	12/31/00
ASSETS
Cash and due from banks	$ 8,849,594	$ 10,754,372
Federal funds sold	29,670,000	8,055,000

Cash and cash equivalents	38,519,594	18,809,372
Time deposits with other financial institutions	19,075,841	26,349,023
Investment securities (fair value of $2,044,637 at June 30, 2001 and $12,450,018 at December 31, 2000 ) held to maturity	2,036,889	12,465,000
Loans, net of allowance for loan losses of $1,607,238 at June 30, 2001 and $1,468,393 at December 31, 2000	81,007,928	83,716,482
Other real estate owned	0	0
Premises and equipment, net	814,279	726,236
Interest receivable and other assets	5,508,266	3,636,418

Total Assets	$146,962,797	$145,702,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$ 36,016,844	$ 43,685,937
Interest-bearing transaction accounts	51,943,056	41,551,449
Savings	3,148,196	2,993,922
Time certificates $100,000 and over	29,914,326	32,071,157
Other time certificates	6,931,357	7,784,304

Total Deposits	127,953,779	128,086,769
Interest payable and other liabilities	1,271,813	780,638

Total Liabilities	129,225,592	128,867,407
Shareholders’ Equity
Preferred Stock, no par value:
2,000,000 shares authorized, no shares outstanding	0	0
Common Stock, no par value:
3,000,000 shares authorized; 1,850,492 shares outstanding at June 30, 2001 and 1,837,548 shares outstanding at December 31, 2000	3,752,486	3,699,018
Retained Earnings	13,984,719	13,136,106

Total Shareholders’ Equity	17,737,205	16,835,124
Total Liabilities and Shareholders’ Equity	$146,962,797	$145,702,531

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)

	Three Months Ended 6-30-01	Three Months Ended 6-30-00	Six Months Ended 6-30-01	Six Months Ended 6-30-00
Interest income:
Interest and fees on loans	$2,017,823	$1,751,792	$4,311,542	$3,331,682
Interest on time deposits with other financial institutions	365,439	450,690	757,290	838,137
Interest on U.S. government treasury securities	38,742	268,278	150,606	535,325
Interest on federal funds sold	338,804	269,846	669,855	521,143

Total interest income	2,760,808	2,740,606	5,889,293	5,226,287
Interest expense:
Interest on deposits	740,851	704,045	1,604,570	1,318,788

Total interest expense	740,851	704,045	1,604,570	1,318,788

Net interest income	2,019,957	2,036,561	4,284,723	3,907,499
Provision for loan losses	35,000	30,000	132,000	30,000

Net interest income after provision for loan losses	1,984,957	2,006,561	4,152,723	3,877,499
Non-interest income:
Service charges on deposit accounts	63,133	63,711	118,254	124,861
Other customer fees and charges	22,511	26,263	56,599	56,739

Total non-interest income	85,644	89,974	174,853	181,600
Non-interest expense:
Salaries and employee benefits	667,695	619,954	1,379,668	1,278,774
Occupancy expense	85,733	107,173	193,910	208,595
Equipment expense	61,995	71,423	119,631	136,632
Other	294,976	295,671	580,868	571,568

Total non-interest expense	1,110,399	1,094,221	2,274,077	2,195,568
Income before income taxes	960,202	1,002,313	2,053,499	1,863,530
Provision for income taxes	400,034	425,121	857,838	784,440

Net Income	$ 560,168	$ 577,192	$1,195,661	$1,079,090

Earnings per share:
Earnings per common share	$ 0.30	$ 0.32	$ 0.65	$ 0.59
Earnings per common share assuming dilution	$ 0.30	$ 0.31	$ 0.64	$ 0.58
Weighted average shares outstanding	1,846,224	1,831,952	1,841,864	1,831,382
Weighted avg. shrs. outsdg. assuming dilution	1,860,344	1,853,044	1,861,288	1,848,232

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)

	Six Months Ended 6-30-01	Six Months Ended 6-30-00
Cash flows from operating activities:
Interest received	$ 5,200,382	$ 4,730,265
Fees received	536,544	434,994
Interest paid	(1,609,465)	(1,312,121)
Cash paid to suppliers and employees	(2,599,393)	(1,948,262)
Income taxes paid	(1,423,764)	(728,000)

Net cash provided by operating activities	104,304	1,176,876
Cash flows from investing activities:
(Increase) decrease in time deposits with other financial institutions	7,273,182	(6,543,716)
Maturity of investment securities	10,428,111	0
Purchase of investment securities	0	0
Net (increase) decrease in loans to customers	2,514,252	(5,830,529)
Recoveries on loans previously charged-off	8,000	0
(Increase) decrease in premises and equipment	(191,057)	(43,053)

Net cash provided by (used in) investing activities	20,032,488	(12,417,299)
Cash flows from financing activities:
Increase (decrease) in demand, interest bearing transaction, and savings deposits	2,876,788	(10,415,508)
Net increase (decrease) in time deposits	(3,009,778)	13,612,539
(Increase) decrease in other assets	0	(406,455)
Exercise of stock options	53,468	46,895
Repurchase of common stock (decrease)	0	(95,014)
Dividends paid (decrease)	(347,048)	(344,249)

Net cash provided by (used in) financing activities	(426,570)	2,398,209

Net increase (decrease) in cash and cash equivalents	19,710,222	(8,842,214)
Cash and cash equivalents at the beginning of the year	18,809,372	27,635,500

Cash and cash equivalents as of 6-30-01and 6-30-00	$38,519,594	$18,793,286

Reconciliation of net income to net cash provided by operating activities:
Net Income	$ 1,195,661	$ 1,079,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,014	140,202
Provision for loan losses and OREO losses	132,000	30,000
(Increase) decrease in interest receivable	(1,871,848)	(253,739)
Increase (decrease) in unearned loan fees	54,302	11,110
Increase (decrease) in Int Pay and Other Liab.	491,175	170,212
Total adjustments	(1,091,357)	97,786

Net cash provided by operating activities	$ 104,304	$ 1,176,876

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2001 and 2000
(UNAUDITED)

	Number of Shares Outstanding	Common Stock	Retained Earnings	Total
Balance at December 31, 2000	1,837,548	$3,699,017	$13,136,106	$16,835,123
Stock Options Exercised	12,944	53,469	0	53,469
Repurchase of Common Stock	0	0	0	0
Issuance of cash dividends of $.75 per share	0	0	(347,047)	(347,047)
Net Income	0	0	1,195,660	1,195,660

Balance at June 30, 2001	1,850,492	$3,752,486	$13,984,719	$17,737,205

Balance at December 31, 1999	1,832,084	$3,741,923	$11,411,204	$15,153,127
Stock Options Exercised	13,960	46,895	0	46,895
Repurchase of Common Stock	(10,048)	(95,014)	0	(95,014)
Issuance of cash dividends of $.75 per share	0	0	(344,249)	(344,249)
Net Income	0	0	1,079,090	1,079,090

Balance at June 30, 2000	1,835,996	$3,693,804	$12,146,045	$15,839,849

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Consolidated Financial Statements

        In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2001 and the results of operations for the three months and six months ended June 30, 2001 and 2000 and cash flows for the three months and six months ended June 30, 2001 and 2000.

        Certain information and footnote disclosures presented in the Company’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2000 Annual Report to Shareholders, which is incorporated by reference in the Company’s 2000 annual report on Form 10-K. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

2.    Comprehensive Income

        The Company had no items of other comprehensive income for the three month and six-month periods ended June 30, 2001 and 2000. Accordingly, total comprehensive income was equal to net income for each of those periods.

3.    Segment Reporting

        The Company is principally engaged in community banking activities through the four banking offices of its subsidiary bank. The community banking activities include accepting deposits, providing loans and lines of credit to local individuals and businesses, and investing in investment securities and money market instruments. The four banking offices have been aggregated in to a single reportable segment. Because the Company’s financial information is internally evaluated as a single operating segment, no separate segment information is presented. The combined results are reflected in these financial statements.
SUMMIT BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Earnings Per Share

        The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount
	For the quarter ended June 30, 2001
Basic Earnings (Loss) per share	$ 560	1,846,224	$.30
Stock Options		14,120
Diluted Earnings (Loss) per share	$ 560	1,860,344	$.30

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount
	For the quarter ended June 30, 2000
Basic Earnings (Loss) per share	$ 577	1,831,952	$.32
Stock Options		13,960
Diluted Earnings (Loss) per share	$ 577	1,853,044	$.31

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount
	For the six months ended June 30, 2001
Basic Earnings (Loss) per share	$1,196	1,841,864	$.65
Stock Options		19,424
Diluted Earnings (Loss) per share	$1,196	1,861,288	$.64

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount
	For the six months ended June 30, 2000
Basic Earnings (Loss) per share	$1,079	1,831,382	$.59
Stock Options		16,860
Diluted Earnings (Loss) per share	$1,079	1,848,232	$.58

        For the periods reported, the Company had no reconciling items between net income (loss) and income (loss) available to common shareholders.

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

INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

        The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended June 30, 2001. The table presents each major category of interest-earning assets and interest bearing-liabilities.

INTEREST RATE RISK REPORTING SCHEDULE

REPORTING INSTITUTION: SUMMIT BANK
REPORTING DATE: 6-30-01

	Remaining Time Before Maturity or Interest Rate Adjustment
	($000.00) Omitted Total	Up 3	>3 <1	>1 <3	>3 <5	>5 <10	Over 10 Years
I. Earning assets
A. Investments:
1. U. S. treasuries	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
2. U. S. agencies	2,037	1,000	0	1,037	0	0	0
3. Fed funds sold	29,670	29,670	0	0	0	0	0
4. Purchased cds	19,076	1,874	3,062	14,140	0	0	0

Total investments	$ 50,783	$32,544	$ 3,062	$15,177	$ 0	$ 0	$ 0

B. Loans	$ 79,248	$62,437	$ 4,578	$ 2,358	$ 4,945	$ 2,465	$ 2,465

Total loans	$ 79,248	$62,437	$ 4,578	$ 2,358	$ 4,945	$ 2,465	$ 2,465

C. Total earning assets	$130,031	$94,981	$ 7,640	$17,535	$ 4,945	$ 2,465	$ 2,465

II. Cost of funds (deposits)
A. Certificate of deposits	$ 36,846	$28,486	$ 8,273	$ 87	$ 0	$ 0	$ 0
B. Money market accounts	45,749	9,150	19,062	17,537	0	0	0
C. Transaction accounts	8,649	371	1,112	2,932	2,108	2,126	0
D. Savings accounts	2,862	123	369	970	697	703	0

Total cost of funds	$ 94,106	$38,130	$ 28,816	$21,526	$ 2,805	$ 2,829	$ 0

III. Interest sensitive assets	$130,031	$94,981	$ 7,639	$17,535	$ 4,945	$ 2,465	$ 2,465
IV. Interest sensitive liabilities	$ 94,106	$38,126	$ 28,815	$21,526	$ 2,806	$ 2,830	$ 0

V. Gap	$ 35,925	$56,855	$(21,176)	$(3,991)	$ 2,139	$ (365)	$ 2,465

VI. Cumulative gap	$ 35,925	$56,855	$ 35,679	$31,688	$33,827	$33,462	$35,927

VII. Gap ratio	1.38	2.49	0.27	0.81	1.76	0.87	0.00
VIII. Cumulative ratio	1.38	2.49	1.53	1.36	1.37	1.36	1.38
IX. Gap as a % of total assets	25.03	39.59	(14.75)	(2.78)	1.49	(0.03)	1.72
X. Cumulative gap as a % of total assets	25.02	39.59	24.84	22.06	23.55	23.30	25.02

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

FINANCIAL CONDITION

Liquidity Management

        The consolidated loan-to-deposit ratio at June 30, 2001 was 63.3%, which was an increase from 50.5% for the same period in 2000. Total outstanding loans as of June 30, 2001 increased $18,749,065 compared to the same period a year ago while total deposits increased $4,760,395 versus the same time last year. The increase in loans and deposits was mainly due to Summit’s effort in marketing its products and the formation of the Real Estate Capital Markets Group. The average loan-to-deposit ratio at the end of the second quarter of 2001 was 60.7%, an increase from 46.8% for the same period last year. This increase was caused by an increase in average total deposits of $5,538,000 or 4.4% while average total loans increased $20,828,000 or 35.4%.

        One of the Company’s customers manages accounts for medical offices and physicians. This customer has brought approximately 80 of the accounts they manage to the Company. As of June 30, 2001 the aggregate monthly average balance in these accounts was approximately $19,000,000.

        This customer has notified the Bank that due to the expiration of a contract, one of the companies they manage funds for will be taking control of their own accounts. This is expected to result in a decrease of interest bearing deposits of approximately $9,000,000 as well as a corresponding decrease in Federal Funds sold.

        Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, investment securities and Federal Funds sold totaled $59,632,000 on June 30, 2001. This amount represented 46.7% of total deposits in comparison to the liquidity ratio of 59.0% as of June 30, 2000. This decrease is primarily a result of a proportionately higher rise in loan growth than the corresponding increase in deposits. It is management’s belief that the current liquidity level is sufficient to meet current needs. The Company is not aware of any current recommendations by the regulatory authorities, which, if they were implemented, would have a material effect on the Company.

        The following table sets forth book value of investments by category and the percent of total investments at the dates specified.

Investment Comparative
($000.00 Omitted)

	6-30-01%		12-31-00%		6-30-00%
Fed funds sold	$29,670	58%	$8,055	17%	$10,370	16%
Interest bearing Deposits	19,076	38%	26,349	56%	34,432	54%
Securities	2,037	4%	12,465	27%	19,465	30%

        Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

        Securities on June 30, 2001 were comprised of U.S. Gov’t agencies.

Changes in Financial Position

        As of June 30, 2001, total deposits decreased $133,000 from December 31, 2000 and loans outstanding decreased $2,708,000. The decrease in loans was primarily due to payoff of real estate construction loans by permanent lenders as well as the refinance of other real estate loans due to lower interest rates in the marketplace. Total deposits as of June 30, 2001 were $127,954,000, an increase of 3.9% from $123,193,000 as of June 30, 2000. Total loans as of June 30, 2001 were $81,008,000, an increase of 27.4% from $63,583,000 as of June 30, 2000.

        The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.

Deposit Comparative
($000.00 Omitted)

	6-30-01%		12-31-00%		6-30-00%
Demand	$36,017	28%	$43,686	34%	$42,688	35%
Savings	3,148	2%	2,994	2%	2,598	2%
Interest bearing Trans. Deposits	51,943	41%	41,551	33%	34,418	28%
Other time	36,846	29%	39,855	31%	43,489	35%

        The following table sets forth the amount of loans outstanding by each category and the percent of total loans outstanding at the dates specified.

Loan Comparative
($000.00 Omitted)

	6-30-01%		12-31-00%		6-30-00%
Commercial	$30,997	38%	$28,027	33%	$31,721	50%
Real estate-const	20,918	26%	18,032	21%	12,553	20%
Real estate-other	21,834	27%	31,635	37%	11,909	18%
Installment/other	7,259	9%	7,491	9%	7,400	12%

Non-Performing Assets

        The following table provides information with respect to the subsidiary Bank’s past due loans and components for non-performing assets at the dates indicated.

	Non-Performing Assets
	($000.00 Omitted)
	6-30-01	12-31-00	6-30-00
Loans 90 days or more past due & still accruing	$131	$ 45	$ 85
Non-accrual loans	605	0	145
Other real estate owned	0	0	0

Total non-performing assets	$736	$ 45	$230

Non-performing assets to period end loans plus other real estate owned	.91%	.005%	.36%
Allowance to non-performing loans	218%	3,262%	576%

        The subsidiary Bank’s policy is to recognize interest income on an accrual basis unless the full collectibility of principal and interest is uncertain. Loans that are delinquent 90 days as to principal or interest are placed on a non-accrual basis, unless they are well secured and in the process of collection, and any interest earned but uncollected is reversed from income. Collectibility is determined by considering the borrower’s financial condition, cash flow, quality of management, the existence of collateral or guarantees and the state of the local economy.

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

        The increase in non-performing assets from June 30, 2000 to June 30, 2001 is the result of an increase in non-accrual loans. The non-accrual loan amount represents one loan which is secured by real estate.

Capital Position

        As of June 30, 2001, Shareholders’ Equity was $17,737,000. This represents an increase of $1,897,000 or 12.0% over the same period last year. Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $3,500,000 of its stock. As of June 30, 2001, the Company has repurchased a total of 167,170 shares of the Company stock constituting 31.1% of the Company’s original stock prior to the repurchase program, at a total cost of $2,668,000, or an average price per share of $15.96. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders. The program has not significantly affected the Company’s liquidity or capital position or its ability to operate. In addition, the Company’s subsidiary Bank remains more than well-capitalized under current regulations.

        The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same as of June 30, 2001:

	Capital Ratio	Minimum Regulatory Requirement
Tier 1 Capital	17.83%	4.00%
Total Capital	19.05%	8.00%
Leverage Ratio	12.15%	4.00%

RESULTS OF OPERATIONS

Net Interest Income

        Total interest income including loan fees increased to $5,889,000 for the first six months of 2001 from $5,226,000 for the same period in 2000.

        Total interest income on loans and fees increased to $4,332,000 for the first six months of 2001 from $3,332,000 for the same period last year. This was primarily related to an increase of $20,828,000 in average outstanding loans for period ending June 30, 2001 compared to the same period last year. The yield on loans and fees increased 146 basis points over the same period last year. This increase was brought about by an increase of $104,000 in loan fees even though the prime lending rate decreased from 9.50% in June 2000 to 6.75% as of June 2001. The yield on investments increased 90 basis points over the same period last year. This increase was brought about by an increase in yields in the marketplace due to the lengthening of the maturity term of the investment portfolio. Average outstanding investments decreased $13,920,000 for the period brought about by an increase in total loans.

        Interest expense increased from $1,319,000 at the end of the first six months of 2000 to $1,605,000 for the same period in 2001. This increase was due to an increase in average interest-bearing deposit accounts of $10,806,000 during the first six months of 2001 versus the same period last year. The average cost of funds, for the period ending June 30, 2001 increased 114 basis points over the same period last year.

        As a result of these factors, net interest margin for the first six months of 2001 was 6.21% compared to 5.14% for the same period last year.

        For the second quarter, total interest income including loan fees increased from $2,741,000 in 2000 to $2,760,000 for the same period in 2001. This increase is due to an increase in income on loans of $265,000, partially offsetting a decrease in income on investments of $246,000. Average loans outstanding increased $19,636,000 for the second quarter of 2001 compared to the same period last year. Average outstanding investments decreased $17,044,000 during the second quarter of 2001 versus the same period last year, primarily due to the increase in loans and the minor growth in deposits.

        For the second quarter of 2001, interest expense increased $37,000 compared to the same period in 2000. Average outstanding interest bearing deposits decreased from $91,393,000 in 2000 to $84,897,000 in 2001. Average cost of funds for the same period was 4.04% compared to 3.42% in 2000. As a result, net interest income for the second quarter of 2001 decreased $17,000, or .82% compared to the same period in 2000.

Other Operating Income

        Service charges on deposit accounts as of the end of the first six months of 2001 decreased to $118,000 versus $125,000 for the same period in 2000. This was primarily related to a decrease in service charges collected on returned checks.

        Other customer fees and charges remained the same as the previous year.

        Service charges on deposit accounts as of the end of the second quarter of 2001 decreased slightly to $63,000 versus $64,000 for the same period in 2000. This was primarily related to a decrease in service charges collected on returned checks.

        Other customer fees and charges decreased $4,000 for the second quarter. This was primarily related to a decrease in merchant fee income.

Loan Loss Provision

        The allowance for loan losses is maintained at a level that management of the Company considers to be adequate for losses that inherent in the current loan portfolio. The allowance is increased by charges to operating expenses and reduced by net-charge-offs. The level of the allowance for loan losses is based on management’s evaluation of losses in the loan portfolio, as well as prevailing economic conditions.

        Management employs a systematic methodology on a monthly basis to determine the adequacy of the allowance for current and future loan losses. The credit administrator grades each loan at the time of extension or renewal. Gradings are assigned a risk factor, which is calculated to assess the adequacy of the allowance for loan losses. Further, management considers other factors such as overall portfolio quality, trends in the level of delinquent and classified loans, specific problem loans, and current and anticipated economic conditions.

        The following table summarizes the activity in the Bank’s allowance for loan losses for the six months ended June 30, 2001 and 2000.

	Six months ended
	6-30-01	6-30-00
	($000.00 Omitted)
Balance, beginning of the period	$1,468	$1,273
Provision for loan losses	132	30
Recoveries	8	21
Loans charged-off	1	0

Balance, end of the period	$1,607	$1,324

        The balance in the allowance for loan losses at June 30, 2001 was 1.98% of total loans compared to 2.08% of total loans at June 30, 2000. This level is considered appropriate and is slightly greater than the industry average.

Other Operating Expenses

        Total other operating expenses increased $78,500 as of the end of the first six months of 2001 compared to the same period last year. This increase was primarily due to an increase in salaries of $101,000 primarily centered in incentive accruals and an increase in staff over the same period last year. In addition, other expenses decreased $22,000 centered in occupancy and equipment expenses.

        Total other operating expenses increased $16,000 as of the end of the second quarter of 2001. This increase was primarily due to an increase in salaries of $48,000 primarily centered in incentive accruals and an increase in staff over the same period last year. In addition, other expenses decreased $31,000 centered in occupancy and equipment expenses.

Provision for Income Taxes

        The Company’s provision for income taxes as of the end of the first six months of 2001 increased from $784,000 in 2000 to $858,000. For the same period, the Company’s total effective tax rate was 41.8% compared to 42.1% in 2000.

Net Income

        Net income for the first six months of 2001 increased to $1,196,000 from $1,079,000 for the same period in 2000, or an increase of 10.8%.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest rate and credit risks are the most significant market risks impacting the Company’s performance. Other types of market risk, such as foreign currency exchanges rate risk and the commodity price risk, do not arise in the normal course of the Company’s business activities. The Company relies on loan reviews, prudent loan underwriting standards and an adequate allowance for loan losses to mitigate credit risk.

        Interest rate risk is managed by subjecting the Company’s balance sheet to hypothetical interest rate shocks. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset/liability position to obtain the maximum yield-cost spread on that structure.

        Rate shock is an instantaneous and complete adjustment in market rates of various magnitudes on a static or level balance sheet to determine the effect such a change in rates would have on the Company’s net interest income for the succeeding twelve months, and the fair values of financial instruments.

        Management has assessed these risks and believes that there has been no material change since December 31, 2000.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

        The primary factor, which may affect future results, is the fluctuation of interest rates in the market place more commonly referred to as interest rate risk. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from adverse movements in interest rates. It results from the possibility that changes in interest rates may have an adverse effect on a bank’s earnings and its underlying economic value. Changes in interest rates affect a bank’s earnings by changing its net interest income and the level of other interest-sensitive income and operating expenses. As mentioned previously, the potential decrease in a declining interest rate environment would be minimized by an increase in assets. In addition, earnings and growth of the company are and will be affected by general economic conditions, both domestic and international, and by monetary and fiscal policies of the United States Government, particularly the Federal Reserve Bank.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. Currently, the Company has no outstanding suits brought against it.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5—OTHER INFORMATION

        None

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

        Form 8-K submitted on June 29, 2001 dismissing Arthur Andersen LLP as the Company’s accounting firm effective June 29, 2001 and announcing Vavrinek, Trine, Day & Co., LLP as the firms new accountants for the second and third quarters of 2001 and for year 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT BANCSHARES , INC .
Registrant

DATE:    August 9, 2001
/s/ SHIRLEY W. NELSON
By:
Shirley W. Nelson
Chairman and CEO
(Principal Executive Officer)

DATE:    August 9, 2001
/s/ KIKUO NAKAHARA
By:
Kikuo Nakahara
Chief Financial Officer
(Principal Financial Officer)

The remainder of this page is intentionally left blank