Form 10-Q
period 2001-09-30
SUMMIT BANCSHARES INC/CA
filed 2001-11-13
CIK 353203

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:    SEPTEMBER 30, 2001

COMMISSION FILE NUMBER:    0-11108

SUMMIT BANCSHARES, INC.

STATE OF CALIFORNIA

2969 BROADWAY, OAKLAND CALIFORNIA 94611
(510) 839-8800

I.R.S. IDENTIFICATION NUMBER
94-2767067

          Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

          The number of shares outstanding of the registrant’s common stock was 1,850,492 shares of no par value common stock issued as of SEPTEMBER 30, 2001

Page

PART I—FINANCIAL INFORMATION

ITEM 1
SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statement of Cash Flows	5
Consolidated Statement of Changes in Shareholders’ Equity	6
Notes to Financial Statements	7-8
Interest Rate Risk Reporting Schedule	9

ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-14

ITEM 3
Quantitative and Qualitative Disclosures About Market Risk	15

PART II—OTHER INFORMATION

ITEMS 1-6	16

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
	09/30/01	12/31/00
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$ 8,224,981	$ 10,754,372
Federal funds sold	17,485,000	8,055,000

Cash and cash equivalents	$ 25,709,981	$ 18,809,372
Time deposits with other financial institutions	20,462,613	26,349,023
Investment securities held to maturity (fair value of $2,081,558 at September 30, 2001 and $12,450,018 at December 31, 2000)	2,033,778	12,465,000
Loans, net of allowance for loan losses of $1,502,533 at September 30, 2001 and $1,468,393 at December 31, 2000	87,317,105	83,716,482
Other real estate owned	0	0
Premises and equipment, net	856,469	726,236
Interest receivable and other assets	4,867,837	3,636,418

Total Assets	$141,247,783	$145,702,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$ 39,340,194	$ 43,685,937
Interest-bearing transaction accounts	41,968,706	41,551,449
Savings	2,755,568	2,993,922
Time certificates $100,000 and over	30,654,731	32,071,157
Other time certificates	6,922,307	7,784,304

Total Deposits	$121,641,506	$128,086,769
Interest payable and other liabilities	1,410,776	780,638

Total Liabilities	$123,052,282	$128,867,407
Shareholders’ Equity
Preferred Stock, no par value:
2,000,000 shares authorized, no shares outstanding	0	0
Common Stock, no par value:
3,000,000 shares authorized;
1,850,492 shares outstanding at September 30, 2001 and 1,837,548 shares outstanding at December 31, 2000	3,752,486	3,699,018
Retained Earnings	14,443,015	13,136,106

Total Shareholders’ Equity	$ 18,195,501	$ 16,835,124

Total Liabilities and Shareholders’ Equity	$141,247,783	$145,702,531

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

	Three Months Ended 9-30-2001	Three Months Ended 9-30-2000	Nine Months Ended 9-30-2001	Nine Months Ended 9-30-2000
Interest income:
Interest and fees on loans	$1,951,328	$2,052,021	$6,262,870	$5,383,703
Interest on time deposits with other financial institutions	285,890	540,458	1,043,180	1,378,595
Interest on U.S. government treasury securities	25,823	252,013	176,429	787,338
Interest on federal funds sold	239,743	220,927	909,598	742,070

Total interest income	2,502,784	3,065,419	8,392,077	8,291,706
Interest expense:
Interest on deposits	661,361	838,656	2,265,931	2,157,444

Total interest expense	661,361	838,656	2,265,931	2,157,444

Net interest income	1,841,423	2,226,763	6,126,146	6,134,262
Provision for loan losses	3,000	90,000	135,000	120,000

Net interest income after provision for loan losses	1,838,423	2,136,763	5,991,146	6,014,262
Non-interest income:
Service charges on deposit accounts	86,391	90,370	249,605	267,604
Other customer fees and charges	3,434	1,248	15,073	5,614

Total non-interest income	89,825	91,618	264,678	273,218
Non-interest expense:
Salaries and employee benefits	651,835	701,668	2,031,503	1,980,442
Occupancy expense	86,620	99,890	280,530	308,485
Equipment expense	73,554	69,042	193,185	205,674
Other	318,923	245,454	899,791	816,154

Total non-interest expense	1,130,932	1,116,054	3,405,009	3,310,755

Income before income taxes	797,316	1,112,327	2,850,815	2,976,725
Provision for income taxes	339,020	462,522	1,196,858	1,246,962

Net Income	$ 458,296	$ 649,805	$1,653,957	$1,729,763

Earnings per share:
Earnings per common share	$ 0.25	$ 0.35	$ 0.90	$ 0.94
Earnings per common share assuming dilution	$ 0.25	$ 0.35	$ 0.89	$ 0.93
Weighted average shares outstanding	1,850,492	1,831,952	1,844,750	1,833,272
Weighted avg. shrs. outsdg. assuming dilution	1,865,695	1,852,964	1,864,177	1,854,280

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)

	Nine Months Ended 9-30-01	Nine Months Ended 9-30-00
Cash flows from operating activities:
Interest received	$ 7,928,890	$ 7,772,032
Fees received	874,106	731,101
Interest paid	(2,236,809)	(2,187,072)
Cash paid to suppliers and employees	(3,615,679)	(2,850,636)
Income taxes paid	(1,588,765)	(1,250,962)

Net cash provided by operating activities	1,361,743	2,214,463
Cash flows from investing activities:
(Increase) decrease in time deposits with other financial institutions	5,886,410	(5,729,002)
Maturity of investment securities	12,465,000	2,000,133
Purchase of investment securities	(2,033,778)	0
Net (increase) decrease in loans to customers	(3,758,715)	(12,215,793)
Recoveries on loans previously charged-off	17,000	21,000
(Increase) decrease in premises and equipment	(298,208)	(78,677)

Net cash provided by (used in) investing activities	12,277,709	(16,002,339)
Cash flows from financing activities:
Increase (decrease) in demand, interest bearing transaction, and savings deposits	(4,166,840)	(11,307,151)
Net increase (decrease) in time deposits	(2,278,423)	13,987,523
Exercise of stock options	53,468	50,810
Repurchase of common stock (decrease)	0	(95,014)
Dividends paid (decrease)	(347,048)	(344,249)

Net cash provided by (used in) financing activities	(6,738,843)	2,291,919

Net increase (decrease) in cash and cash equivalents	6,900,609	(11,495,957)
Cash and cash equivalents at the beginning of the period	18,809,372	27,635,500

Cash and cash equivalents at the end of period	$25,709,981	$16,139,543

Reconciliation of net income to net cash provided by operating activities:
Net Income	$ 1,653,957	$ 1,729,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,975	206,677
Provision for loan losses and OREO losses	135,000	120,000
(Increase) decrease in interest receivable	(1,231,419)	(146,650)
Increase (decrease) in unearned loan fees	6,092	75,974
Increase (decrease) in Int Pay and Other Liab	630,138	227,699

Total adjustments	(292,214)	483,700

Net cash provided by operating activities	1,361,743	$ 2,213,463

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

	Number of Shares Outstanding	Common Stock	Retained Earnings	Total
Balance at December 31, 2000	1,837,548	$3,699,018	$13,136,106	$16,835,124
Stock Options Exercised	12,944	53,468	0	53,468
Repurchase of Common Stock	0	0	0	0
Issuance of cash dividends of $.1875 per share	0	0	(347,048)	(347,048)
Net Income	0	0	1,653,957	1,653,957

Balance at September 30, 2001	1,850,492	$3,752,486	$14,443,015	$18,195,501

Balance at December 31, 1999	1,832,084	$3,741,923	$11,411,204	$15,153,127
Stock Options Exercised	15,120	50,810	0	50,810
Repurchase of Common Stock	(10,048)	(95,014)	0	(95,014)
Issuance of cash dividends of $.1875 per share	0	0	(344,249)	(344,249)
Net Income	0	0	1,729,763	1,729,763

Balance at September 30, 2000	1,837,156	$3,697,719	$12,796,718	$16,494,437

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Consolidated Financial Statements

          In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2001 and the results of operations for the three months and nine months ended September 30, 2001 and 2000 and cash flows for the three months and nine months ended September 30, 2001 and 2000.

          Certain information and footnote disclosures presented in the Company’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2000 Annual Report to Shareholders, which is incorporated by reference in the Company’s 2000 annual report on Form 10-K. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

2.    Comprehensive Income

          The Company had no items of other comprehensive income for the three month and nine-month periods ended September 30, 2001 and 2000. Accordingly, total comprehensive income was equal to net income for each of those periods

3.    Segment Reporting

          The Company is principally engaged in community banking activities through the three banking offices of its subsidiary bank. The community banking activities include accepting deposits, providing loans and lines of credit to local individuals and businesses, and investing in investment securities and money market instruments. The three banking offices have been aggregated in to a single reportable segment. Because the Company’s financial information is internally evaluated as a single operating segment, no separate segment information is presented. The combined results are reflected in these financial statements.

4.    Earnings Per Share

          The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount
	For the quarter ended September 30, 2001
Basic Earnings (Loss) per share	$ 458	1,850,492	$.25
Stock Options		15,203
Diluted Earnings (Loss) per share	$ 458	1,865,695	$.25

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount
	For the quarter ended September 30, 2000
Basic Earnings (Loss) per share	$ 650	1,831,952	$.35
Stock Options		21,012
Diluted Earnings (Loss) per share	$ 650	1,852,964	$.35

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount
	For the nine months ended September 30, 2001
Basic Earnings (Loss) per share	$1,654	1,844,750	$.90
Stock Options		19,427
Diluted Earnings (Loss) per share	$1,654	1,864,177	$.89

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount
	For the nine months ended September 30, 2000
Basic Earnings (Loss) per share	$1,730	1,833,272	$.94
Stock Options		21,008
Diluted Earnings (Loss) per share	$1,730	1,854,280	$.93

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

INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

          The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended September 30, 2001. The table presents each major category of interest-earning assets and interest bearing-liabilities.

INTEREST RATE RISK REPORTING SCHEDULE

REPORTING INSTITUTION: SUMMIT BANK REPORTING DATE: 9-30-01

		Remaining Time Before Maturity or Interest Rate Adjustment
		($000.00) Omitted Total	Up 3 Mo.	>3Mo. <1Yrs.	>1Yrs. <3Yrs.	>3Yrs. <5Yrs.	>5Yrs. <10Yrs.	Over 10 Years
I.	Earning assets
	A. Investments:
	1. U. S. Treasuries	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
	2. U. S. Agencies	2,034	0	0	2,034	0	0	0
	3. Fed funds sold	17,485	17,485	0	0	0	0	0
	4. Purchased cds	20,462	1,188	5,722	13,552	0	0	0

	Total investments	$ 39,981	$18,673	$ 5,722	$15,586	$ 0	$ 0	$ 0

	B. Loans	$ 85,775	$68,887	$ 2,958	$ 2,445	$ 5,980	$ 5,505	$ 0

	Total loans	$ 85,775	$68,887	$ 2,958	$ 2,445	$ 5,980	$ 5,505	$ 0

	C. Total earning assets	$125,756	$87,560	$ 8,680	$18,031	$ 5,980	$ 5,505	$ 0

II.	Cost of funds (deposits)
	A. Certificate of deposits	$ 37,577	$26,734	$10,599	$ 244	$ 0	$ 0	$ 0
	B. Money market accounts	35,670	7,134	14,862	13,674	0	0	0
	C. Transaction accounts	8,034	344	1,033	2,723	1,958	1,976	0
	D. Savings accounts	2,755	118	354	934	672	677	0

	Total cost of funds	$ 84,036	$34,330	$26,848	$17,575	$ 2,630	$ 2,653	$ 0

III.	Interest sensitive assets	$125,756	$87,560	$ 8,680	$18,031	$ 5,980	$ 5,505	$ 0
IV.	Interest sensitive liabilities	$ 84,036	$34,330	$26,848	$17,575	$ 2,630	$ 2,653	$ 0

V.	Gap	$ 41,720	$53,230	($ 18,168)	$ 456	$ 3,350	$ 2,852	$ 0

VI.	Cumulative gap	$ 41,720	$53,230	$35,062	$35,518	$38,868	$41,720	$41,720

VII.	Gap ratio	1.50	2.55	0.32	1.03	2.27	2.08	0.00
VIII.	Cumulative ratio	1.50	2.55	1.57	1.45	1.48	1.50	1.50
IX.	Gap as a % of total assets	30.34	38.72	(13.21)	0.33	2.44	2.08
X.	Cumulative gap as a % of total assets	30.34	38.72	25.50	25.83	28.27	30.34	30.34

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

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

FINANCIAL CONDITION

Liquidity Management

          The consolidated loan-to-deposit ratio at September 30, 2001 was 71.8%, which was an increase from 52.9% for the same period in 2000. Net outstanding loans as of September 30, 2001 increased $22,452,000 compared to the same period a year ago while total deposits decreased $1,036,000 versus the same time last year. The increase in loans was mainly due to Summit’s effort in marketing its products and the formation of the Real Estate Capital Markets Group. The average loan-to-deposit ratio at the end of the third quarter of 2001 was 64.1%, an increase from 52.3% for the same period last year. This increase was caused by an increase in average total deposits of $4,208,000 or 3.3% while average total loans increased $20,479,000 or 30.4%.

          One of the Company’s customers manages accounts for medical offices and physicians. This customer has brought approximately 80 of the accounts they manage to the Company. As of September 30, 2001 the aggregate monthly average balance in these accounts was approximately $12,000,000.

          This customer has notified the Bank that due to the expiration of a contract, one of the companies they manage funds for will be taking control of their own accounts. This is expected to result in a further decrease of interest bearing deposits of approximately $4,000,000 as well as a corresponding decrease in Federal Funds Sold by January, 2002. Over the past three months this customer moved approximately $5,000,000 to its firm down south.

          Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, investment securities and federal funds sold totaled $48,206,000 on September 30, 2001. This amount represented 39.6% of total deposits in comparison to the liquidity ratio of 54.8% as of September 30, 2000. This decrease is primarily a result of a rise in loan growth, which caused a decrease in investments. It is management’s belief that the current liquidity level is appropriate given current economic conditions and is sufficient to meet current needs.

          The following table sets forth book value of investments by category and the percent of total investments at the dates specified.

Investment Comparative
($000.00 Omitted)

	9-30-01%		12-31-00%		9-30-00%
Fed funds sold	$17,485	44%	$ 8,055	17%	$ 8,985	15%
Interest bearing deposits	20,463	51%	26,349	56%	33,618	56%
Securities	2,034	5%	12,465	27%	17,465	29%

          Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

          Securities on September 30, 2001 were comprised of U.S. Gov’t agencies.

Changes in Financial Position

          As of September 30, 2001, total deposits decreased $6,445,000 from December 31, 2000 while at the same time net loans outstanding increased $3,601,000. Total deposits as of September 30, 2001 were $121,642,000, a decrease of .8% from $122,678,000 as of September 30, 2000. Net loans as of September 30, 2000 were $87,317,000, an increase of 28.3% from $68,070,000 as of September 30, 2000.

          The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.

Deposit Comparative
($000.00 Omitted)

	9-30-01%		12-31-00%		9-30-00%
Demand	$39,340	34%	$43,686	34%	$42,095	34%
Savings	2,756	2%	2,994	2%	2,482	2%
Interest bearing Trans. Deposits	41,969	28%	41,551	33%	34,236	28%
Other time	37,577	36%	39,855	31%	43,865	36%

          The following table sets forth the amount of loans outstanding by category and the percent of total loans outstanding at the dates specified.

Loan Comparative
($000.00 Omitted)

	9-30-01%		12-31-99%		9-30-00%
Commercial	$27,845	52%	$28,027	33%	$34,459	52%
Real estate-const	23,952	21%	18,032	21%	14,230	21%
Real estate-other	30,089	15%	31,634	37%	10,109	15%
Installment/other	6,933	12%	7,491	9%	7,481	12%

Non-Performing Assets

          The following table provides information with respect to the Bank’s past due loans and components for non-performing assets at the dates indicated.

	Non-Performing Assets
	($000.00 Omitted)
	9-30-01	12-31-00	9-30-00
Loans 90 days or more past due & still accruing	$ 535	$ 45	$ 0
Non-accrual loans	0	0	16
Other real estate owned	0	0	0

Total non-performing assets	$ 535	$ 45	$ 16

Non-performing assets to period end loans plus other real estate owned	.61%	0.005%	1.02%

Allowance to non-performing loans	280.9%	3,262%	8,838%

          The Bank’s policy is to recognize interest income on an accrual basis unless the full collectibility of principal and interest is uncertain. Loans that are delinquent 90 days as to principal or interest are placed on a non-accrual basis, unless they are well secured and in the process of collection, and any interest earned but uncollected is reversed from income. Collectibility is determined by considering the borrower’s financial condition, cash flow, quality of management, the existence of collateral or guarantees and the state of the local economy.

          Other real estate owned (“OREO”)is comprised of properties acquired through foreclosure. These properties are carried at the lower of the recorded loan balance or their estimated fair market value based on appraisal, less estimated costs to sell. When the loan balance plus accrued interest exceeds the fair value of the property less disposal costs, the difference is charged to the allowance for loan losses at the time of foreclosure. Subsequent declines in value from the recorded amount, if any, and gains or losses upon disposition are included in noninterest expense. Operating expenses related to other real estate owned are charged to non-interest expense in the period incurred.

          The increase in non-performing assets from September 30, 2000 to September 30, 2001 is due primarily to an increase in loans 90 days or more past due and still accruing. These loans are all secured by real estate.

Capital Position

          As of September 30, 2001, Shareholders’ Equity was $18,196,000. This represents an increase of $1,703,000 or 10.3% over the same period last year. Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $3,500,000 of its stock. As of September 30, 2001, the Company has repurchased a total of 668,680 shares of the Company stock constituting 31.1% of the Company’s original stock prior to the repurchase program, at a total cost of $2,667,714, or an average price per share of $3.99. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders. The program has not significantly affected the Company’s liquidity or capital position or its ability to operate as the Company’s capital growth has exceeded its asset growth. In addition, the Company’s subsidiary Bank remains more than well-capitalized under current regulations.

          The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same as of September 30, 2001:

	Capital Ratio	Minimum Regulatory Requirement
Tier 1 Capital	16.69%	4.00%
Total Capital	17.89%	8.00%
Leverage Ratio	12.81%	4.00%

RESULTS OF OPERATIONS

Net Interest Income

          Total interest income including loan fees increased from $8,292,000 for the first nine months of 2000 to $8,392,000 for the same period in 2001.

          The increase in loan income was due primarily to the increase in outstanding loans. Average outstanding loans increased from $61,626,000 in 2000 to $82,105,000 in 2001. The yield on loans and fees decreased from 11.65% in 2000 to 10.17% in 2001. This decrease was directly related to the decrease in the prime lending rate from the beginning of the year figure of 9.50% to the current prime rate of 5.50%

          The decrease in interest income from investments was due to a decrease in the yield of 32 basis points compared to the same period in 2000. Average total investments were $17,309,000 lower than the same period last year.

          Interest expense increased from $2,157,000 at the end of the first nine months of 2000 to $2,266,000 in 2001. This increase was due to an increase in average interest-bearing deposit accounts of $8,876,000 during the first nine months of 2001 versus the same period last year. The average cost of funds for the period ending

September 30, 2001 was 42 basis points more than the same period last year. As a result of these factors, net interest margin for the first nine months of 2001 was 5.94% compared to 6.22% for the same period last year.

          For the third quarter, total interest income including loan fees decreased from $3,065,000 in 2000 to $2,503,000 for the same period in 2001. This decrease is due to a decrease in loan income and interest on time deposits with other institutions. Average loan volume for the third quarter of 2001 showed an increase of $20,288,000 from the same period last year. Yield on loans for the third quarter of 2001 was 10.01% compared to 12.12% for the same period last year. For the third quarter of 2000, total interest income on investments decreased $462,000. This decrease was attributable to an average investment volume decrease of $17,250,000 along with an interest yield decrease from 6.21% in the third quarter of 2000 to 4.55% for the same period in 2001.

          For the third quarter of 2001, interest expense increased $108,000 compared to the same period in 2000. Average outstanding interest bearing deposits increased from $84,581,000 in the third quarter of 2000 to $90,923,000 in the third quarter of 2001. Average cost of funds for the same period was 3.62% in 2001 compared to 3.97% in 2000. As a result of these factors, net interest income for the third quarter of 2001 decreased $386,000, or 17.3%, compared to the same period in 2000.

Other Operating Income

          Service charges on deposit accounts as of the end of the first nine months of 2001 decreased to $250,000 versus $268,000 for the same period in 2000. The decrease was due to decreased fees collected in service charges related to NSF fees on commercial accounts.

          Other customer fees and charges for the first nine months increased $9,000.

          Service charges on deposit accounts for the third quarter of 2001 decreased $4,000 compared to the same period last year due to decreased collection of fees related to NSF fees on commercial accounts.

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

          The following table summarizes the activity in the Bank’s allowance for credit losses for the nine months ended September 30, 2001 and 2000.

	Nine months ended
	9/30/01	9/30/00
	(000.00 Omitted)
Balance, beginning of the period	$1,468	$1,273
Provision for loan losses	135	120
Recoveries	17	21
Loans Charged-off	117	0

	$1,503	$1,414

          The balance in the allowance for loan losses at September 30, 2001 was 1.72% of loans compared to 2.08% of loans at September 30, 2000. This level is considered appropriate and is slightly greater than the industry average.

Other Operating Expenses

          Total other operating expenses increased $94,000 as of the end of the first nine months of 2001 compared to the same period last year. This increase was primarily due to an increase in staff expense, consulting fees and business development expenses.

          For the third quarter of 2001, operating expenses increased $15,000 compared to the same period last year primarily due to consulting fees and expenses related to business development.

Provision for Income Taxes

          The Company’s provision for income taxes as of the end of the first nine months of 2001 decreased from $1,247,000 in 2000 to $1,197,000. This decrease is attributable to decreased profits from operations as a result of the decrease in the prime lending rate. For the same period in 2001 the Company’s total effective tax rate was 42.0% compared to 41.9% in 2000.

          For the third quarter of 2001, the provision for income taxes decreased $124,000 compared to the third quarter of 2000 for the same reason stated above. The effective tax rate for this period was 42.5% versus 41.6% for the same period last year.

Net Income

          Net income for the first nine months of 2001 decreased to $1,654,000 from $1,730,000 for the same period in 2000, or a decrease of 4.4%. Third quarter net income decreased $191,000 or 29.5% over the same period last year.

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

          Management has assessed these risks and has implemented an investment policy, a new loan program and decreased interest rates it pays on deposit accounts commensurate with the marketplace to help mitigate the downward pressure on its net interest margin.

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

SUMMIT BANCSHARES, INC.
Registrant
/s/ SHIRLEY W. NELSON
DATE: November 13, 2001	By:
Shirley W. Nelson
Chairman and CEO
(Principal Executive Officer)
/s/ KIKUO NAKAHARA
DATE: November 13, 2001	By:
Kikuo Nakahara
Chief Financial Officer (Principal Financial Officer)

The remainder of this page is intentionally left blank