Form 10-K405
period 2001-12-31
SUMMIT BANCSHARES INC/CA
filed 2002-03-13
CIK 353203

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2001

Commission File Number 0-11108

Summit Bancshares, Inc.
(Exact name of registrant as specified in its charter)

California	94-2767067
(State of Incorporation)	(I.R.S. Employer Identification No.)

2969 Broadway, Oakland, California 94611
(Address of principal executive offices and zip code)

(510) 839-8800
(Registrant’s area code and telephone number)

Securities registered pursuant to Section 12 (b) of the Act:    NONE

Securities registered pursuant to Section 12 (g) of the Act:    Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day period.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 8, 2002 was $21,683,602

For purposes of this calculation only, common stock is deemed to have market value of $17.00 per share, the average of bid and asked prices on February 8, 2002, and each of the executive officers, directors and persons holding 5% or more of the outstanding common stock is deemed to be an affiliate.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

1,850,492 shares no par common stock issued and outstanding as of February 8, 2002

Portions of Registrant’s Annual Report to Shareholders
for the Fiscal Year Ended December 31, 2001
are incorporated by Reference into
Part II of This Form 10-K Report

Portions of Registrant’s Proxy Notice and Statement
of Annual Meeting of Shareholders to be Held on
April 4, 2002 are Incorporated by
Reference into Part III, Items 10, 11,
12 and 13 of this Form 10-K Report

PART I

The matters addressed in this Report on Form 10K, with the exception of the historical information presented, may incorporate certain forward-looking statements involving risks and uncertainties, including the risks discussed under the heading “Certain Factors That May Affect Future Results” and elsewhere in this Report.

ITEM 1.    BUSINESS

Summit Bancshares, Inc. (the “Company”) is a one bank holding company under the Bank Holding Company Act of 1956, as amended and is subject to the regulations of and examination by, the Board of Governors of the Federal Reserve System. It was incorporated under the laws of the State of California on July 22, 1981. Its principal office is located at 2969 Broadway, Oakland, California 94611, and its telephone number is (510) 839-8800. At present, the Company does not engage in any material business activities other than the ownership of the Bank from whom the Company also purchases loan participations. On March 17, 2000 the Company became a Financial Holding Company within the meaning of the Gramm-Leach-Blyley Act of 1999.

The Bank’s main branch is located at the Company’s address in Oakland. In addition, the Bank has full service branches located at 675 Ygnacio Valley Blvd. Ste. B105 Walnut Creek, CA 94598, in the Watergate III Tower at 2000 Powell Street, Emeryville, California 94608.

Summit Bancshares, Inc. owns all of the capital stock of Summit Bank (the “Bank”), its subsidiary bank, and its activities during 2001 were limited to acting as the Bank’s holding company.

The Bank has conducted the business of a commercial bank since July 1, 1982. The Bank provides commercial credit and other banking services to small and mid-sized businesses and professionals, including professional firms of physicians, attorneys, accountants, retailers and service firms, wholesalers and distributors, as well as real estate developers. Because of the concentration of medical facilities and related organizations, the growth of real estate opportunities and commercial/industrial businesses in the Bank’s service area, the Bank primarily focuses its marketing efforts on health service businesses, real estate construction and commercial industrial loans; however, the Bank also offers a broad spectrum of financial services to the business community at large. The Bank offers various checking and savings accounts for both personal and business purposes, time certificates of deposit, cashier’s checks, money orders, travelers checks, safe deposit boxes, installment collection services, night depository, depository pickup and courier services, telephone transfers, collection services for notes, Individual Retirement and Business Planning (formerly Keogh) Accounts.

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

The Oakland and Emeryville branches offer the above services. The Walnut Creek all of the services listed above, with the exception of safe deposit boxes.

On March 30, 1989, the State Banking Department, now known as the Department of Financial Institutions, approved the Bank’s application to establish a new subsidiary, Summit Equities, Inc, whose purpose is to engage in real property investment activities as authorized by Section 751.3 of the California Financial Code. On November 13, 1992 the FDIC imposed regulations limiting real estate investment to those authorized by national banks, thus no real estate transactions are allowed to be transacted under this subsidiary. The corporation is exploring other avenues or types of approved investment activities. As of this date, the subsidiary has not conducted any business.

SERVICE AREA

The primary geographic market served by the Bank is considered to be all of Alameda County and most of Contra Costa County, except for several cities in the northern and easternmost sections of that county. The excluded areas are Pinole, Hercules, Rodeo, Crockett, Port Costa, West Pittsburg and the sparsely populated areas east of Mt. Diablo. The areas served by the Bank include a substantial number of commercial businesses, a large health services complex and substantial residential population. In Alameda County, the health services complex includes four major hospitals, approximately 380 physicians and a wide variety of health related and other professionals, and small and medium-sized businesses. Contra Costa County includes three major hospitals, approximately 375 physicians, some of which are also affiliated with the hospitals in Alameda County, and other professionals and small and medium-sized businesses.

The Walnut Creek office is about 16 miles northeast of the head office in Oakland and located in the central business district in Walnut Creek. The site is approximately one mile west of John Muir Hospital, which is a 343-bed hospital employing approximately 1375 people and accommodates a large staff of approximately 315 visiting physicians. The surrounding service area includes 4 convalescent hospitals, an acute psychiatric care facility, and the 204-bed Kaiser Foundation Hospital, which employs over 900 people in downtown Walnut Creek and is staffed by approximately 85 physicians.

The Emeryville office is a further extension of the Bank’s plan to expand into areas, which will further utilize specialized services directed at medium-sized businesses and professionals. Located west of Interstate 880 at 2000 Powell Street, it services a commercial sector and an up-scale employee population.

The Bank also obtains business clients from the various areas within the city of Oakland, adjacent to the John Muir and Kaiser areas of Walnut Creek, and in the industrial and commercial areas of Emeryville. The Bank’s customers are primarily business and professional persons working in the vicinity of each branch, officers and employees of businesses and professional firms serviced by the Bank, and residents of areas close to the Bank.

COMPETITION

The banking business in the Oakland/East Bay metropolitan area is very competitive with respect to both loans and deposits, and is dominated by relatively few major banks which have offices operating throughout California. Among the advantages such banks have are their ability to finance wide-ranging advertising campaigns, to offer certain services (for example, trust services) which are not offered directly by the Bank, and to have substantially higher legal lending limits due to their greater capitalization. There are eleven independent banks in Oakland, Walnut Creek, Pleasanton, and one in Emeryville.

In competing for deposits, the Bank is subject to certain limitations not applicable to non-bank financial institution competitors. Over the past years, legislative changes have enabled the Bank to compete more effectively for deposits with savings and loan institutions, but the Bank still remains at a competitive disadvantage when competing with money market funds.

To compete with major financial institutions and other independent banks in its primary service areas, the Bank relies upon the experience of its executive officers in serving business clients, its specialized services, local promotional activity, and personal contacts by its officers, directors, and employees of the Company. For customers whose loan demands exceed the Bank’s legal lending limit, the Bank arranges for such loans on a participation basis with correspondent banks as well as other independent banks.

REGULATION AND SUPERVISION

The Company.    The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is registered as such with the Federal Reserve Board (FRB). On March 17, 2000 the Company became a Financial Holding Company within the meaning of the Gramm-Leach-Blyley Act of 1999. A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the FRB and is required to obtain FRB approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank. The BHC Act further provides that the FRB shall not approve any such acquisition that would result in or further the creation of a monopoly, or the effect of which may be to substantially lessen competition, unless the anti competitive effects of the proposed transaction are clearly outweighed by the probable effect in meeting the convenience and needs of the community to be served.

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

The FRB has by regulation determined that certain activities are so closely related to banking as to be a proper incident thereto within the meaning of the BHC Act. These activities include, but are not limited to: operating an industrial loan company, industrial bank, Morris Plan Bank, savings association, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing investment and financial advice; operating as a trust company in certain instances, selling traveler’s checks, United States savings bonds and certain money orders; providing certain courier services; providing management consulting advice to nonaffiliated depository institutions in some instances; acting as insurance agent for certain types of credit-related insurance; leasing property or acting as agent, broker or advisor for leasing property on a “full pay-out basis”; acting as a consumer financial counselor, including tax planning and return preparation; performing futures and options advisory services, check guarantee services and discount brokerage activities; operating a collection or credit bureau; or performing personal property appraisals. The Company has no present intention to engage in any of such permitted activities at this time.

The FRB also has determined that certain activities are not so closely related to banking to be a proper incident thereto within the meaning of the BHC Act. Such activities include: real estate brokerage and syndication; land development; property management; underwriting of life insurance not related to credit transactions; and with certain exceptions, securities underwriting and equity funding. In the future, the FRB may add or delete from the list of activities permissible for bank holding companies. Under the BHC Act, a bank holding company and its subsidiaries are prohibited from acquiring any voting shares of or interest in all or substantially all of the assets of any bank located outside the state in which the operations of the bank holding company’s banking subsidiaries are principally conducted, unless the acquisition is specifically authorized by the law of the state in which the bank to be acquired is located or unless the transaction qualifies under federal law as an “emergency interstate acquisition” of a closed or failing bank. The California interstate banking bill is described under “Interstate Banking” (below).

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

Directors of the Company, and the companies with which they are associated, have had and will continue to have banking transactions with the Bank in the ordinary course of the Bank’s business. It is the firm intention of the Company that any loans and commitments to loan included in such transactions be made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectability or presenting other unfavorable features. At December 31, 2001, loans to directors totaled $2,018,391 or 11.1% of the Company’s shareholders’ equity.

The Bank.    The Bank is a member of the Federal Deposit Insurance Corporation (FDIC), which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank pays a semi-annual assessment and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.

The Bank is subject to regulation, supervision and regular examination by the Department of Financial Institutions (the “Department”). Although the Bank is not a member of the Federal Reserve System, it is subject to regulation, supervision, but not examination by the FRB. The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports by the Bank and the Bank’s activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas.

Subject to the regulations of the Department of Financial Institutions (DFI) of the State of California, the Bank may invest in capital stock, obligations or other securities of other corporations, provided such corporations are not insurance companies, agents or brokers. In addition, the Bank may acquire any or all of the securities of a company that engages in activities that the Bank may engage in directly under California law without the prior approval of the FRB. California state-chartered banks are also specifically authorized to provide real estate appraisal services, management consulting and advisory services and electronic data processing services.

The Company’s primary source of income (other than interest earned on Company capital) is the receipt of dividends and management fees from the Bank. The ability of the Bank to pay management fees and dividends to the Company and its affiliates is subject to restrictions set forth in the California Financial Code and, under certain circumstances, is subject to approval of the Department. The board of directors of a state-chartered bank may declare a dividend out of so much of net profits as such board deems appropriate, subject to California law which restricts the amount available for cash dividends to the lesser of retained earnings or the bank’s net income less cash dividends paid for its last three fiscal years.

In the event that a bank has no retained earnings or net income for the prior three fiscal years, cash dividends may be paid out of net income for such bank’s last preceding fiscal year or current fiscal year upon the prior approval of the Department. Although there are not specific regulations restricting dividend payments by bank holding companies other than state corporation law, supervisory concern focuses on the holding company’s capital position, its ability to meet its financial obligations as they come due and the capacity to act as a source of financial strength to its subsidiary banks.

The FRB and the DFI have authority to prohibit a bank from engaging in business practices, which are considered to be unsafe or unsound. Depending upon the financial condition of the Bank and upon other factors, the FRB or Superintendent could assert that the payments of dividends or other payments by the Bank to the Company might be such an unsafe or unsound practice. Also, if the Bank were to experience either significant loan losses or rapid growth in loans or deposits, or some other event resulting in a depletion or deterioration of the Bank’s capital account were to occur, the Company might be compelled by federal banking authorities to invest additional capital in the Bank necessary to return the capital account to a satisfactory level.

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

Accounting Changes.    Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133 as amended by SFAS 138). Among other things, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The provisions of SFAS 133 as amended are effective for all fiscal quarters or all fiscal years beginning after June 15, 2000. SFAS 133 is not anticipated to have a significant impact on the Company’’ consolidated financial condition or results of operations.

Legislation and Proposed Changes.    From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Company. Certain changes of potential significance to the Company which have been enacted recently or others, which are currently under consideration by Congress or various regulatory or professional agencies, are discussed below.

Financial Institutions Reform, Recovery and Enforcement Act of 1989.    On August 9, 1989, past President George Bush signed into law the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”). FIRREA contains provisions, which among other things: (1) establish two separate financial industry insurance funds, both administered by the FDIC—the Bank Insurance Fund and the Savings Association Fund; (2) abolish the Federal Home Loan Bank Board and establish the Office of Thrift Supervision as an office of the Treasury Department, with responsibility for examination and supervision of all savings and loan associations; (3) increase the insurance premiums paid by FDIC-insured institutions; (4) permit bank holding companies to acquire healthy savings and loan associations; (5) enhance federal banking agencies’ enforcement authority over the operations of all insured depository institutions and increase the civil and criminal penalties that may be imposed in connection with violations of laws and regulations; (6) curtail investments and certain activities of state-chartered savings and loan associations; and (7) increase the capital requirements of savings and loan associations. Management of the Company does not believe that the provisions of FIRREA have had or will have a material adverse impact on the Company’s consolidated financial position or results of operations.

Competitive Equality Banking Act.    The Competitive Equality Banking Act of 1987 contained provisions which, among other things: (1) permanently closed the loophole which formerly allowed for the creation of “non-bank banks”; (2) limited the restrictions imposed on banks on the availability of funds deposited by check; and (3) provided explicit leasing authority for national banks. The enactment of this legislation has not had a material adverse effect on the Company’s consolidated financial condition or results of operations.

Interstate Banking.    In September 1986, California adopted an interstate banking law. The law allows California banks and bank holding companies to be acquired by banking organizations in other states on a reciprocal basis (i.e., provided the other state’s laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations solely within that state). The law took effect in two stages. The first stage, which became effective July 1, 1987, allowed acquisitions on a reciprocal basis within a region consisting of all 11 states (Alaska, Arizona, Colorado, Hawaii, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington) which currently permit acquisitions by California banking organizations of banks and bank holding companies in such states. The second stage, which became effective January 1, 1991, allows interstate acquisitions on a national reciprocal basis. The Company believes that this legislation will further increase competition as out-of-state financial institutions enter the California market. Most recently U.S. Bancorp purchased California Bancshares, Inc.; a community- based holding company with approximately 21 independent banks in the surrounding area in which the Bank operates. U. S. Bancorp was subsequently purchased by First Bank headquartered in Minneapolis. It is anticipated that such a purchase may in fact be beneficial to the Bank as it may open opportunities to prospects that enjoy dealing with a community bank. If there is a negative effect on the Bank it might be that this merger might increase the resources available to the 21 independent banks being purchased.

Capital Adequacy Guidelines.    The FRB has issued capital adequacy guidelines establishing a risk-based capital framework consisting of a definition of capital comprised of a core component (essentially shareholders’ equity less goodwill) (“Tier 1 capital”), a supplementary component (“Tier 2 capital”), a system for assigning assets & off-balance sheet items to four weighted risk categories (with higher levels of capital being required for the categories being perceived as representing greater credit risk) and a schedule for achieving a minimum risk-based capital ratio of 7.25% by the end of 1990 (which at least 3.625% should be in the form of common shareholders’ equity) and 8% by the end of 1992 (which at least 4% should be in the form of common shareholders’ equity). An institution’s risk-based capital would be determined by dividing its qualifying capital by its risk -weighted assets.

The guidelines make regulatory capital requirements more sensitive to the differences in risk profiles among banking institutions, take off- balance sheet items into account when assessing capital adequacy and minimize disincentives to holding liquid low-risk assets. In addition, the guidelines may require some banking institutions to increase the level of their common shareholders’ equity. It is not anticipated that the guidelines will have a material adverse effect on the Company’s financial condition or results of operations over the short term. At the end of 2001, the guidelines provided for a minimum risk-based capital ratio of 8%, and this provision may limit the Company’s ability to increase its assets or require the Company to raise additional equity to facilitate growth.

On August 2, 1990, the FRB adopted standards for compliance by banking organizations with risk-based capital guidelines to include a minimum leverage ratio of 4%. An institutions leverage ratio is determined by dividing Tier 1 capital by total average assets. The FRB emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and a favorable composite rating under the applicable regulatory rating system. Banking organizations experiencing or anticipating significant growth, as well as those organizations, which do not exhibit the characteristics of a strong well-run banking organization, described above, will be required to maintain minimum capital ranging from 100 to 200 basis points in excess of the leverage ratio.

The FRB leverage ratio establishes a new limit on the ability of banking organizations to increase assets and liabilities without increasing capital proportionately. In management’s opinion, the leverage ratio will have no material effect on its capital needs in the foreseeable future. The Bank’s leverage ratio at December 31, 2001 was 8.501% (See “Summit Bancshares, Inc. 2001 Annual Report—Footnote #8).

EMPLOYEES

On December 31, 2001 the Bank employed 45 full time employees and 1 part time employee for a total equivalent of 45.4 full time employees. At the present time there are no salaried employees of the Company.

Distribution of Assets, Liabilities and Shareholders’ Equity

The following table summarizes the distribution, by amount (in thousands) and percentage of the daily average assets, liabilities, and shareholders’ equity of Summit Bancshares, Inc. (consolidated) for the year ended December 31, 2001. Comparative figures for the years ended December 31, 2000 and 1999, are also provided:

	2001		2000		1999
	AMOUNT	PERCENTAGE	AMOUNT	PERCENTAGE	AMOUNT	PERCENTAGE
ASSETS
Cash and Due From Banks	$7,840	5.33%	$7,441	5.25%	$7,633	6.13%
Time Deposits with Other Financial Institutions	22,063	15.02	31,439	22.17	28,179	22.62
Investment Securities:
Taxable	3,877	2.64	18,292	12.90	16,250	13.05
Non-taxable
Federal Funds Sold	25,493	17.35	15,501	10.94	15,306	12.29
Loans, Net	83,175	56.61	64,033	45.16	52,086	41.82
Other Assets	4,479	3.05	5,071	3.58	5,100	4.09

Total Assets	$146,927	100%	$141,777	100%	$124,554	100.00%

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Demand	$36,661	24.94%	$41,474	29.25%	$38,478	30.89%
Interest Bearing-Transaction accounts	50,728	34.53	40,803	28.78	39,252	31.52
Savings	2,932	2.00	2.862	2.02	2,344	1.89
Time	37,152	25.29	39.257	27.69	28,815	23.13
Other Liabilities	1,342.92		1,174.83		802	0.64
Shareholders Equity	18,112	12.32	16,207	11.43	14,863	11.93

Total Liabilities & Shareholder’s Equity	$146,927	100%	$141,777	100%	$124,554	100.00%

The following is an analysis of Net Interest Income for 2001. Comparative figures for 2000 and 1999 are also presented on the following pages. Non-accrual loans are included in the average balances. Balances are expressed in thousands of dollars.

	For the year ended December 31, 2001
	Average Balance	Interest Income/ Expense		Rates Earned/ Paid
ASSETS
Time Deposits with Other Financial Institutions	$22,063	$1,331		6.03%
Investment Securities (footnote #1)	3,877	199		5.13
Federal Funds Sold	25,493	1,017		3.99
Loans (Interest and Fees)	83,175	8,138	*	9.78

Total Earning Assets	$134,608	$10,685		7.94%

Cash and Due from Banks	7,840
Premises and Equipment	764
Other Assets	3,715

TOTAL ASSETS	$146,927

LIABILITIES AND SHAREHOLDER’S EQUITY
Deposits:
Demand	$36,661	$—		—%
Savings	2,932	48		1.64
Interest-bearing Transaction	50,728	1,079		2.13
Time	37,152	1,640		4.41

Total Deposits	$127,473	$2,767		2.17%

Other Liabilities	1,342
Shareholder’s Equity	18,112

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$146,927

AS A PERCENTAGE OF AVERAGE TOTAL EARNING ASSETS:
Interest and Fee Income		$10,685
Interest Expense		2,767

NET INTEREST INCOME AND MARGIN		$7,918		5.77%

*Includes loan fees of $845,064

1.)	Investment income rate is not calculated on a tax equivalent basis.

	For the year ended December 31, 2000
	Average Balance	Interest Income/ Expense		Rates Earned/ Paid

ASSETS
Time Deposits with Other Financial Institutions	$31,439	$1,861		5.92%
Investment Securities (footnote #1)	18,292	1,007		5.51
Federal Funds Sold	15,501	962		6.21
Loans (Interest and Fees)	64,033	7,543	*	11.78

Total Earning Assets	$129,265	$11,373		8.80%

Cash and Due from Banks	7,441
Premises and Equipment	825
Other Assets	4,246

TOTAL ASSETS	$141,777

LIABILITIES AND SHAREHOLDER’S EQUITY
Deposits:
Demand	$41,474	$—		—%
Savings	2,862	53		1.85
Interest-bearing Transaction	40,803	800		1.96
Time	39,257	1,951		4.97

Total Deposits	$124,395	$2,803		2.25%

Other Liabilities	1,174
Shareholder’s Equity	16,208

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$141,777

AS A PERCENTAGE OF AVERAGE TOTAL EARNING ASSETS:
Interest and Fee Income		$11,373
Interest Expense		2,803

NET INTEREST INCOME AND MARGIN		$8,570		6.55%

*Includes loan fees of $565,617

1.)	Investment income rate is not calculated on a tax equivalent basis.

	For the year ended December 31, 1999
	Average Balance	Interest Income/ Expense	Rates Earned/ Paid

ASSETS
Time Deposits with Other Financial Institutions	$28,179	$1,498	5.32%
Investment Securities (footnote #1)	16,250	881	5.42
Federal Funds Sold	15,306	771	5.04
Loans (Interest and Fees)	53,409	5,614	10.51

Total Earning Assets	$113,144	$8,764	7.75%

Cash and Due from Banks	7,633
Premises and Equipment	919
Other Assets	4,181

TOTAL ASSETS	$124,554

LIABILITIES AND SHAREHOLDER’S EQUITY
Deposits:
Demand	$38,478	$—	—%
Savings	2,344	46	1.96
Interest-bearing Transaction	39,252	769	1.96
Time	28,815	1,338	4.64

Total Deposits	$108,890	$2,153	1.98%

Other Liabilities	801
Shareholder’s Equity	14,863

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$124,554

AS A PERCENTAGE OF AVERAGE TOTAL EARNING ASSETS:
Interest and Fee Income		$8,764
Interest Expense		2,153

NET INTEREST INCOME AND MARGIN		$6,611	5.77%

*Includes loan fees of $412,691

1.)	Investment income rate is not calculated on a tax equivalent basis.

Following is an analysis of changes in Interest Income and Expense (in thousands of dollars) for 2001 over 2000. A similar comparison for 2000 over 1999 is on the following page. Changes not solely attributed to volume or rates have been allocated proportionately to volume and rate components.

	2001 over 2000
	Volume	Rate	Total

INCREASE (DECREASE) IN INTEREST AND FEE INCOME
Time Deposits with Other Financial Institutions	($565)	35	($530)
Investment Securities	(744)	(64)	(808)
Federal funds Sold	478	(423)	55
Loans, Net	2,,011	(1,416)	595

Total Increase in Interest and Fee Income	1180	(1868)	(688)

INCREASE IN INTEREST EXPENSE
Savings Deposits	0	(5)	(5)
Interest-bearing Transaction	8	271	279
Time Deposits	(1)	(310)	(311)
Interest Expense	7	(44)	(37)

INCREASE IN NET INTEREST INCOME	$1,173	($1,824)	($651)

	2000 over 1999
	Volume	Rate	Total
INCREASE (DECREASE) IN INTEREST AND FEE INCOME
Time Deposits with Other Financial Institutions	$183	$180	$363
Investment Securities	500	(374)	126
Federal funds Sold	10	181	191
Loans, Net	1,201	728	1,929

Total Increase in Interest and Fee Income	1,893	716	2,609

INCREASE IN INTEREST EXPENSE
Savings Deposits	0	7	7
Interest-bearing Transaction	5	27	32
Time Deposits	30	583	613
Total Increase in Interest Expense	35	617	652

INCREASE IN NET INTEREST INCOME	$1,858	$99	$1,957

INVESTMENT SECURITIES

The following table sets forth the book value as of December 31 for the securities indicated:

	2001	2000
U.S. Agencies	$2,029,750	$12,465,000
TOTAL	$2,029,750	$12,465,000

The following table is a summary of the relative maturities and yields of Summit Bancshares, Inc. investment securities as of December 31, 2001 and 2000. Yields on securities have been computed by dividing interest income, adjusted for amortization of premium and accretion of discount, by book values of the related securities.

	Maturing Within One Year		Maturing After One Through Five Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield

December 31, 2000
U.S. Agencies	$12,465,000	5.65%	$0	0%	$12,465,000	5.65%

TOTAL	$12,465,000	5.65%	$0	0%	$12,465,000	5.65%

December 31, 2001
U.S. Agencies	$0	0%	$2,029,750	5.25%	$2,029,750	5.25%

TOTAL	$0	0%	$2,029,750	5.25%	$2,029,750	5.25%

Composition of Loans

The following table shows the composition of loans (in thousands of dollars) of Summit Bancshares, Inc. as of December 31 for each respective year designated.

	2001	2000	1999	1998	1997
Commercial and Financial	$23,476	$28,026	$33,368	$38,403	$44,044
Real Estate, Including Construction	58,212	49,667	17,090	10,733	12,321
Installment	6,961	7,491	6,887	5,196	5,706

Less Allowance for Loan Losses	(1,507)	(1,468)	(1,273)	(1,319)	(1,238)

TOTAL	$87,142	$83,716	$56,072	53,013	60,833

Maturity, Distribution and Interest Rate Sensitivity of Loans

The following table shows the maturity distribution of selected loans (in thousands of dollars) as of December 31, 2001

	Loans with a Maturity of
	One Year Or Less	One through Five Years	Over Five Years	Total
Commercial and Financial	$15,681	$7,040	$755	$23,476
Real Estate Construction	15,409	5,574	6,877	27,860

TOTAL	$31,090	$12,614	$7,632	$51,336

All but four loans for $652,570 reported above which has maturities of over one year are at floating interest rates.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on–balance–sheet instruments. At December 31, 2001 financial instruments whose contract amounts represent credit risk:

Contract Amount
Commitments to extend credit in the future	$47,228,036
Standby letters of credit	1,659,670

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case–by–case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the counter–party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income–producing commercial properties. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Most all guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

NON-PERFORMING LOANS AND SUMMARY OF LOAN LOSS EXPERIENCE (In thousands of dollars) as of December 31,

	2001	2000	1999	1998	1997
Non-Accrual Loans	$0	$0	$158	$651	$176
90 days past due & Still accruing	145	45	0	662	408

Total non-accrual and 90 days past due loans	145	45	158	1,313	584
Other real estate owned	0	0	0	212	1,222

Total non-performing Assets	$145	$45	$158	$1,525	$1,806

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

An analysis of activity in the allowance for loan losses for the prior five years ended December 31 is as follows:

	2001	2000	1999	1998	1997
Balance at beginning of period	$1,468,393	$1,273,364	$1,319,451	$1,238,012	$1,070,318

Provision for loan losses	138,000	190,000	0	100,000	270,000

Loans charged off
Commercial	116,660	16,140	74,230	25,000	96,394
Real Estate Construction	0	0	0	0	0
Installment	8,000	0	0	26,374	8,372

Total charge-offs	124,660	16,140	74,230	51,374	105,306

Recoveries
Commercial	25,017	21,169	5105	0	0
Real Estate Construction	0	0	0	0	0
Installment			23,038	32,813	3,000

Total recoveries	25,017	21,169	28,143	32,813	3,000
Net Charge-offs	99,643	(5,029)	46,087	18,561	102,306

Balance at end of period	$1,506,750	$1,468,393	$1,273,364	$1,319,451	$1,238,012

Ratio of net charge-offs to average loans outstanding	0.12%	(0.01%)	0.09%	0.01%	0.03%

The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans (dollar amounts in thousands):

	December 31,
	2001		2000		1999
	Amount	Loan Percent	Amount	Loan Percent	Amount	Loan Percent
Commercial	$580	38.4%	$530	36.1%	$505	39.7%
Construction	340	22.6%	320	21.8%	300	23.6%
Real Estate	300	19.9%	290	19.8%	260	20.4%
Consumer	48	3.2%	36	2.5%	28	2.2%
Unallocated	239	15.9%	292	19.8%	180	14.1%
	$1,507	100.0%	$1,468	100.0%	$1,273	100.0%

	December 31,
	1998		1997		1996
	Amount	Loan Percent	Amount	Loan Percent	Amount	Loan Percent
Commercial	$510	38.7%	$490	39.8%	$487	45.5%
Construction	290	22.0%	258	20.8%	224	20.9%
Real Estate	225	17.1%	190	15.3%	158	14.8%
Consumer	28	2.1%	21	1.7%	17	1.6%
Unallocated	266	20.1%	279	22.4%	184	17.2%
	$1,319	100.0%	$1,238	100.0%	$1,070	100.0%

The unallocated portion of the allowance represents the inherent inaccuracy of the estimation process used to determine the adequacy of the allowance for loan losses.

TIME DEPOSITS IN THE AMOUNT OF $100,000 AND OVER

The following table sets forth by time remaining to maturity, Summit Bank’s issuance of time deposits in the amount of $100,000 or more (in thousands of dollars) as of December 31 of the respective year designated:

	2001		2000		1999
	Amount	Percentage	Amount	Percentage	Amount	Percentage

3 months or less	$22,872	70.5%	$24,778	75.5%	$17,644	75.3%

Over 3 through 6 months	2,849	8.8	5,134	15.6%	2,366	10.10%

Over 6 through 12 months	5,900	18.2	2,909	8.9%	3,432	14.60%

Over 12 months	800	2.5%	0	0.0%	0	0

TOTAL	$32,420	100.0%	$32,821	100.0%	$23,442	100.0%

RETURN ON EQUITY AND ASSETS

The following table shows key financial ratios for the years ending December 31, 2001, 2000 and 1999

	2001	2000	1999

Return on average assets	1.37%	1.70%	1.48%
Return on average Shareholders equity	11.13%	14.89%	12.37%
Dividend payout ratio	34.44%	28.53%	37.36%
Average shareholders Equity as a percent of:
Average Assets	12.33%	11.43%	11.93%
Average Deposits	14.21%	13.03%	13.65%

INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

The following table provides an interest rate sensitivity and interest rate risk analysis for the year ended 2001. The table presents each major category of interest- earning assets and interest-bearing liabilities.

INTEREST RATE RISK REPORTING SCHEDULE

REPORTING INSTITUTION: SUMMIT BANK REPORTING DATE: 12/31/01

		TOTAL	Up to 3 months	>3 months <1 YR	> I year <3 years	>3 years < 5 ears	> 5 years < 10 yrs	+ 10 years
I.	EARNING ASSETS

A.	INVESTMENTS
1.	U.S. TREASURIES	$0	$0	$0	$0	$0	$0	$0
2.	U.S. AGENCIES	2,030	0	0	2,030	0	0	0
3.	FED FUNDS	20,070	20,070	0	0	0	0	0
4.	PURCHASED CD’s	27,189	2,374	11,461	13,354	0	0	0

	TOTAL INVESTMENTS	$49,289	$22,444	$11,461	$15,384	$0	$0	$0

B.	LOANS	$85,326	$68,490	$4,907	$3,648	$2,545	$5,736	$0

		$85,326	$68,490	$4,907	$3,648	$2,545	$5,736	$0
C.	TOTAL EARNING ASSETS	$134,615	$90,934	$16,368	$19,033	$2,545	$5,736	$0

ii.	COST OF FUNDS (DEPOSITS)

A.	CERTIFICATES OF DEPOSIT	$39,140	$26,621	$11,581	$938	$0	$0	$0
B.	MONEY MARKET ACCOUNTS	45,423	27,254	9,463	8,706	0	0	0
C.	TRANSACTION ACCOUNTS	5,601	240	720	1,899	1,365	1,377	0
D.	SAVINGS ACCOUNTS	2,566	110	330	870	626	631	0

	TOTAL COST OF FUNDS	$92,730	$54,225	$22,094	$12,412	$1,991	$2,008
iii.	INTEREST SENSITIVE ASSETS	$134,616	$90,934	$16,367	$19,033	$2,545	$5,736	$0
IV.	INTEREST SENSITIVE LIABILITIES	$92,730	$54,225	$22,094	$12,412	$1,991	$2,008	$0

V.	GAP	$41,885	$36,709	($5,727)	$6,621	$554	$3,729	$0

VI.	CUMMULATIVE GAP	$41,885	$36,709	$30,982	$37,603	$38,157	$41,885	$41,885

VII.	GAP RATIO	1.45	1.68	0.74	1.53	1.28	2.86	0

VIII.	CUMMULATIVE RATIO	1.45	1.68	1.41	1.42	1.42	1.45	1.45

IX.	GAP AS A % OF TOTAL ASSETS	29.10	25.50	(3.98)	4.60	0.38	2.59	0

X.	CUMMULATIVE GAP AS A % OF TOTAL ASSETS	29.10	25.50	21.52	26.12	26.50	29.09	29.09

ITEM 2.    PROPERTIES

All of the Company’s properties are located in California. The Bank leases the premises housing the Head Offices for the Bank and the Company as well as a full service branch at 2969 Broadway, Oakland California 94611 at the intersection of Broadway and 30th Street in the “Pill Hill” area. The premises consist of approximately 9,800 square feet located in a portion of a single story building on the southwest corner at the intersection. The monthly rent is $5,938 and the lease terminates on July 31, 2002. The Bank has elected to exercise a 5 year option effective July 31, 2002. Terms of the option have not been finalized as of this date.

The Emeryville Branch began operations in December 1985 on the ground floor of the Watergate III Tower at 2000 Powell Street. The Bank currently leases approximately 2,200 square feet of space at this location, at a base rent of $5,469 per month. The term of this lease expires on December 31, 2001 with one option to extend the lease by one three-year option and one five-year option.

In September 1990, the Company purchased two contiguous parcels totaling 10,000-sq. ft. adjacent to the Bank’s Walnut Creek Office for a price of $544,644. Included on one of the parcels is a single story, 2,500-sq. ft. concrete block building suitable for a restaurant. The Bank is proceeding with plans to remodel this building with the intention of making the property the future home of it’s Walnut Creek office.

Since June of 1998, the Pleasanton Branch has operated in an 1800 sq. ft. facility at 5673 W. Las Positas Blvd. pursuant to a lease that terminates on February 1, 2003. The base rent is $3,150 per month. The Bank closed this office in July 2001 and is attempting to sub lease the property.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Neither the Company nor the Bank submitted any matter covered by this report to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001

The following individuals are the current executive officers of the Bank.

Name	Age	Position	Since
Shirley W. Nelson	57	Chairman, Chief Executive Officer and President	1982

C. Michael Ziemann	57	Executive Vice President, Chief Administrative Officer and Chief Financial Officer	2001

Denise Dodini	49	Executive Vice President and Senior Loan Officer	1994

The business experience of the executive officers follows:

Shirley W. Nelson was President and Chief Executive Officer of the Bank and Holding Company since May 1983 and was elected in July 1989 to the position of Chairman. She remained President of the Bank until January 1996 and which she assumed again in June 2001. Prior to this assignment she was the Senior Vice President, Senior Loan Officer. She is currently a member of the Board of Directors’ Audit Committee, Asset and Liability Committee, Loan Committee, and Personnel Committee.

C. Michael Ziemann has been the Chief Administrative Officer and Chief Financial Officer since June 2001. Prior to this position he was the President and Chief Operating Officer of the Bank since January 1, 1996 subsequent to his position as CFO and Cashier to which he was appointed in April 1987. Prior to that he was active in the administration of the Bank and was the manager of the Bank’s Walnut Creek Office since April 1985. Prior to joining the Bank, he held various positions during his 16 years with Bank of America in operations, branch management, and regional administration where he was a district administrator.

Denise Dodini has been the Executive Vice President—Senior Loan Officer at the Bank since 2000. Denise joined the Bank in October 1989 as a Vice President, Loan Officer and became a Senior Vice President in July 1994. Prior to joining the Bank, Denise had fifteen years of Banking experience with Bank of America, where she was involved in consumer, commercial, real estate and corporate lending.

PART II

ITEM	5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) Market Information.    The stock of the Company is not listed on any stock exchange but is publicly traded in limited and infrequent transactions in the “over the counter”

market. According to information made available to the Company by the Market Maker, Justin Mazzon, American Blue Chip Investment Management, 700 Larkspur Landing Circle, Larkspur, CA., the range of high and low bids for such common stock for each calendar quarter since January 2000 is as follows:

	High	Low	Dividends Declared
2001
First Quarter	$12.75	$12.13	$—
Second Quarter	14.00	12.50	.1875
Third Quarter	15.00	13.25	—
Fourth Quarter	18.00	13.50	.1875
			$.375
2000
First Quarter	$12.75	$9.50	$—
Second Quarter	12.75	8.62	.1875
Third Quarter	10.125	9.00	—
Fourth Quarter	12.375	10.20	.1875
			$.375

As of February 8,2002, there were 1,850,492 shares of common stock of the Company issued.

(b)    Shareholders.    As of February 8, 2002, there were 221 shareholders of the common stock. There were no other classes of securities outstanding.

(c)    Dividends.    On June 8, 2001, the Company paid a 37.5 cent per share cash dividend in addition to a similar 37.5 cent per share dividend on December 6, 2001. It is the present intention of the Company to issue semi-annual cash dividends so long as said dividends do not inhibit future development. Additionally, payment of cash dividends by the Company is dependent upon payment of dividends by the Bank to the Company. Payment of cash dividends by the Bank may under certain circumstances require approval of the California Department of Financial Institutions, and as a matter of law, the Bank may only declare cash dividends from the lesser of its retained earnings or its undistributed net income from the last three years, less any dividends paid during those three years. In the event that the Bank does not have retained earnings or net income for the last three fiscal years, the Bank may declare dividends only with the prior written consent of the Department of Financial Institutions.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial information of the Company. for the years from the period January 1, 1997 through December 31, 2001 should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report.

FINANCIAL HIGHLIGHTS

For the year ended December 31,	2001	2000	1999	1998	1997

Net Income	$2,015,370	$2,413,617	$1,839,155	$1,767,392	$1,708,154
Earnings Per Common Share	$1.09	$1.32	$1.01	$0.99	$0.99
Earnings Per Common	$1.08	$1.30	$0.99	$0.95	$0.93
Share assuming dilution
Cash Dividends per Share	$.375	$.375	$.375	$.375	$.375
declared
AT YEAR END
(In Thousands)
Deposits	$128,744	$128,087	$119,996	$109,889	$90,432
Loans (Net)	88,649	83,716	56,072	53,013	$60,833
Assets	147,652	145,703	135,904	124,656	$104,342
Shareholders’ Equity	18,210	16,835	15,153	14,088	$12,879
Non-performing Loans to
Total Loans	0.16%	0.05%	0.28%	2.48%	0.96%
Allowance to
Non-performing Loans	1,039.14%	3,263.10%	805.69%	100.46%	212%
Allowance to
Non-Performing Assets	1,039.14%	3,263.10%	805.69%	86%	68%
Tier 1 Capital	16.23%	13.90%	19.67%	19.49%	13.71%
Total Tier Capital	17.38%	14.94%	20.89%	20.71%	14.92%
Leverage Ratio	12.52%	11.89%	11.61%	11.07%	9.12%

ITEM	7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The section labeled Management’s Discussion and Analysis of Financial Condition and Results of Operation appearing in the Registrant’s Annual Report to shareholders for the year ended December 31, 2001 are incorporated by reference herein.

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

The model attempts to account for such limitations by imposing weights on the gaps between assets and liabilities. These weights are based on the ratio between the amount of rate change and each category of asset/liability, and the amount of any change in the federal funds rate, local conditions and the strategy of the Company determine the weights for loan and core deposits; the others are set by national markets. In addition, a timing factor has been used, as (a) fixed rate instruments do not reprice immediately; (b) renewals may have different term than original maturities; and (c) there is a timing factor between rates on different instruments (i.e. core deposits usually reprice well after there has been a change in the federal funds rate). Due to the various assumptions used for this simulation analysis, no assurance can be given that actual results will correspond with projected results.

The following table shows the estimated impact of various interest rate shocks on net interest income and the fair values of financial instruments at December 31, 2001:

			Fair Values of Financial Instruments
	Net Interest Income		Assets		Liabilities
	Amount	% Change	Amount	% Change	Amount	% Change
+ 200 basis points	$6,885	15.1%	$143,119	(1.1%)	$123,355	(2.2%)
+ 100 basis points	6,431	7.5	143,936	(0.5)	124,706	(1.1%)
Static	5,981	0.0	144,778	0.0	126,112	0.0
– 100 basis points	5,606	(6.3)	145,647	0.6	127,440	1.1
– 200 basis points	5,014	(16.2)	146,540	1.2	128,706	2.1

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

The change in fair values of financial assets is mainly a result of total loans representing 63.9% of total interest-earning assets. Of these loans, $19.7 million have fixed interest rates, which decline in value during a period of rising interest rates.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated statement of financial position as of December 31, 2001 and 2000 and the consolidated statements of income, changes in shareholders’ equity and cash flows for the years ended December 31, 2001, 2000, and 1999, together with the report of independent public accountants appearing in the Registrant’s Annual Report to shareholders for the year ended December 31, 2001 are incorporated by reference herein.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURES

On June 29, 2001, the Company engaged the accounting firm of Vavrinek, Trine, Day & Co., LLP as independent accountants for the second and third quarters and for the year 2001. For this reason, the Company dismissed Arthur Andersen LLP as its auditors.

During the fiscal year and interim periods subsequent to December 31, 2000, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable event. Arthur Andersen LLP’s report on the financial statement for the year 2000 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

At no time during the Company’s two most recent years did the Company consult with Vavrinek, Trine, Day & Co., LLP regarding the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue. In addition there were no reportable events as defined in Regulation S-K, Item 304(a) (1) (v) (A-D).

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by paragraphs (a), (c) (d), (f) and (g) of this item is presented in the Company’s Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on April 4, 2002 under “Election of Directors,” which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company’s fiscal year. The information concerning executive officers requested by paragraphs (b) and (e) is set forth under Part I in a separate Item captioned “Executive Officers of Summit Bancshares, Inc. “

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is presented in the Company’s Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on April 4, 2002. Under “Executive Compensation,” which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company’s fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is presented in the Company’s Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on April 4, 2002, under “Principal Security Holders” and “Security Ownership of Management,” which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company’s fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is presented in the Company’s Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 4, 2002, under “Certain Relationships and Related Transactions,” which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company’s fiscal year.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.    Consolidated Financial Statements.

The following Financial Statements are included in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2001 and are incorporated by reference herein pursuant to Item 8.

Consolidated Statement of Financial Position—December 31, 2001 and 2000.

Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1991

Statements of Changes in Shareholders’ Equity (Consolidated and Parent Company Only) for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Report of Independent Accountants

(b)  2.    Financial Statement Schedules.

Not Applicable

In accordance with the rules of Regulation S-X, the required schedules are not submitted because they are not applicable to or required of the Company.

(c)  3.    Index to Exhibits.

The following exhibits are attached hereto or are incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit Number	Exhibit
3.1*	Articles of Incorporation Of Summit Bancshares Inc.

3.2*	Bylaws of Summit Bancshares Inc.

3.3*	Amendment to By-Laws of Summit Bancshares, Inc.

4.1*	Specimen Stock Certificate

10.1*	Lease – Broadway Property

10.2*	Summit Bancshares, Inc. Incentive Stock Option Plan

10.4*	Employment Agreement/ Shirley W. Nelson

10.6*	Lease-Walnut Creek

10.7*	Lease-Emeryville Property

10.8 *	Lease-Oakland Office Expansion

10.9 *	Lease Walnut Creek New Premises

10.10 *	Lease-Emeryville—Renegotiated

10.11 *	Summit Bancshares, Inc. 1989 Non-Qualified Stock Option Plan for Directors

10.12 *	Stock Option Agreement Form Summit Bancshares, Inc. Incentive Stock Option Plan

10.13 *	Stock Option Agreement Form 1989 Non-Qualified Stock Option Plan for Directors

10.15 *	Lease-Walnut Creek Summit Bancshares, Inc. owned Property

10.15 *	Lease-Emeryville Renegotiated

10.16 *	Lease-Pleasanton New Premises

11	Earnings Per Share Calculation

13	Portions of Annual Report to Shareholders for the Year Ended December 31, 1999

22	Wholly Owned Subsidiary of Summit Bank-Summit Equities, Inc.

23	Report of Arthur Andersen LLP.

25.1	Power of Attorney-see Signature Page

* Previously Filed

(b)	Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

Date: February 25, 2002
SUMMIT BANCSHARES, INC.

By:	/s/ SHIRLEY W. NELSON
Shirley W. Nelson, Chief Chairman and CEO (Principle Executive Officer)

Date: February 25, 2002

By:	/s/ KIKUO NAKAHARA
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

Signature	Title	Date

/S/ SHIRLEY W. NELSON SHIRLEY W. NELSON	Chairman of the Board, Chief Executive Officer and President	2/25/02

/s/ KIKUO NAKAHARA KIKUO NAKAHARA	Chief Financial Officer and Director	2/25/02

/s/ GEORGE H. HOLLIDGE GEORGE H. HOLLIDGE	Secretary and Director	2/25/02

/s/ STUART J. KAHN STUART J. KAHN	Director	2/25/02

/s/ JOHN PROTOPAPPAS JOHN PROTOPAPPAS	Director	2/25/02

/s/ MARY C. WARREN MARY C. WARREN	Director	2/25/02