Form 10-Q
period 2002-03-31
SUMMIT BANCSHARES INC/CA
filed 2002-05-13
CIK 353203

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:    MARCH 31, 2002

COMMISSION FILE NUMBER:    0-11108

SUMMIT BANCSHARES, INC.

STATE OF CALIFORNIA

2969 BROADWAY, OAKLAND CALIFORNIA 94611
(510) 839-8800

I.R.S. IDENTIFICATION NUMBER
94-2767067

Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒     NO  ☐

The number of shares outstanding of the registrant’s common stock was 1,854,328 shares of no par value common stock issued as of March 31, 2002

SUMMIT BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF BALANCE SHEETS

MARCH 31, 2002 AND DECEMBER 31, 2001
	03/31/02	12/31/01
	Unaudited	Unaudited
ASSETS
Cash and due from banks	$7,444,298	$5,532,202
Federal funds sold	31,650,000	20,070,000

Cash and cash equivalents	39,094,298	25,602,202
Time deposits with other financial institutions	24,717,026	27,189,613
Investments held to maturity, at cost (fair value of $2,053,438 at March 31, 2002 and $2,074,688 at December 31, 2001)	2,025,758	2,029,750
Loans	95,614,036	88,648,893
Less: allowance for loan losses	1,534,304	1,506,750

Net Loans	94,079,732	87,142,143
Premises and equipment, net	852,526	804,115
Interest receivable and other assets	4,780,568	4,884,324

Total Assets	$165,549,908	$147,652,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$40,869,264	$38,484,086
Interest-bearing transaction accounts	50,090,393	48,553,348
Savings	2,609,322	2,566,402
Time certificates $100,000 and over	37,099,470	32,420,495
Other time certificates	15,245,759	6,719,637

Total Deposits	145,914,208	128,743,968
Interest payable and other liabilities	1,035,898	698,311

Total Liabilities	146,950,106	129,442,279
Shareholders’ Equity
Preferred Stock, no par value:
2,000,000 shares authorized, no shares outstanding	0	0
Common Stock, no par value:
3,000,000 shares authorized;
1,854,328 shares outstanding at March 31, 2002 and 1,850,492 at December 31, 2001	3,764,953	3,752,486
Retained Earnings	14,834,849	14,457,382

Total Shareholders’ Equity	18,599,802	18,209,868

Total Liabilities and Shareholders’ Equity	$165,549,908	$147,652,147

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	Unaudited Three Months Ended 3-31-02	Unaudited Three Months Ended 3-31-01
Interest income:
Interest and fees on loans	$1,804,613	$2,294,146
Interest on time deposits with other financial institutions	312,188	391,851
Interest on U.S. government treasury securities	22,258	111,864
Interest on federal funds sold	110,446	331,051

Total interest income	2,249,505	3,128,912
Interest expense:
Interest on deposits	499,877	863,719

Total interest expense	499,877	863,719

Net interest income	1,749,628	2,265,193
Provision for loan losses	17,000	97,000

Net interest income after provision for loan losses	1,732,628	2,168,193
Non-interest income:
Service charges on deposit accounts	63,019	55,121
Other customer fees and charges	72,660	34,144

Total non-interest income	135,679	89,265
Non-interest expense:
Salaries and employee benefits	806,260	711,973
Occupancy expense	75,029	108,177
Equipment expense	80,181	57,636
Other	276,085	285,890

Total non-interest expense	1,237,555	1,163,676

Income before income taxes	630,752	1,093,782
Provision for income taxes	253,285	458,007

Net Income	$377,467	$635,775

Earnings per share:
Earnings per common share	$0.20	$0.35
Earnings per common share assuming dilution	$0.20	$0.34
Weighted average shares outstanding	1,851,941	1,837,548
Weighted avg. shrs. outsdg. assuming dilution	1,867,379	1,867,896

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)
	Three Months Ended 3-31-02	Three Months Ended 3-31-01
Cash flows from operating activities:
Interest received	$1,925,464	$2,479,642
Fees received	425,305	268,559
Interest paid	(530,300)	(854,302)
Cash paid to suppliers and employees	(879,558)	(885,151)
Income taxes paid	0	(473,764)

Net cash provided by operating activities	940,911	534,984
Cash flows from investing activities:
(Increase) decrease in time deposits with
other financial institutions	2,472,587	4,502,167
Maturity of investment securities	3,992	8,465,000
Net (increase) decrease in loans to customers	(7,000,607)	3,690,938
(Increase) decrease in premises and equipment	(107,494)	(8,098)

Net cash provided by (used in) investing activities	(4,631,522)	16,650,007
Cash flows from financing activities:
Increase (decrease) in demand, interest bearing transaction, and savings deposits	3,965,143	6,714,589
Net increase (decrease) in time deposits	13,205,097	(1,206,385)
Exercise of Stock Option	12,467	0

Net cash provided by financing activities	17,182,707	5,508,204

Net increase in cash and cash equivalents	13,492,096	22,693,195
Cash and cash equivalents at the beginning of the period	25,602,202	18,809,372

Cash and cash equivalents at the end of the period	$39,094,298	$41,502,567

Reconciliation of net income to net cash provided by operating activities:
Net Income	$377,467	$635,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,083	51,758
Provision for loan losses and OREO losses	17,000	97,000
(Increase) decrease in interest receivable & other assets	103,756	(602,285)
Increase (decrease) in unearned loan fees	46,018	(13,879)
Increase (decrease) in interest payable & other liabilities	337,587	366,615

Total adjustments	563,444	(100,791)

Net cash provided by operating activities	$940,911	$534,984

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

	Number of Shares Outstanding	Common Stock	Retained Earnings	Total
Balance at December 31, 2000	1,837,548	$3,699,018	$13,136,106	$16,835,124
Net Income	0	0	635,775	635,775
Balance at March 31, 2001	1,837,548	3,699,018	13,771,881	17,470,899
Balance at December 31, 2001	1,850,492	3,752,486	14,457,380	18,209,868
Stock Options Exercised	3,836	12,467	0	12,467
Net Income	0	0	377,467	377,467

Balance at March 31, 2002	1,854,328	$3,764,953	$14,834,849	$18,599,802

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Consolidated Financial Statements

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2002 and the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001.

Certain information and footnote disclosures presented in the Company’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report to Shareholders, which is incorporated by reference in the Company’s 2001 annual report on Form 10-K. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

2.    Comprehensive Income

The Company had no items of other comprehensive income for the three-month period ended March 31, 2002 and 2001. Accordingly, total comprehensive income was equal to net income for each of those periods

3.    Segment Reporting

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

SUMMIT BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENT—(Continued)

4.    Earnings Per Share

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount
	For the quarter ended March 31, 2002
Basic Earnings per share	$377,000	1,854,328	$.20
Stock Options		17,438
Diluted Earnings per share	$377,000	1,871,766	$.20

	Net Income	Weighted Avg. Shares	Per Share Amount
	For the quarter ended March 31, 2001
Basic Earnings per share	$636,000	1,837,548	$.35
Stock Options		30,348
Diluted Earnings per share	$636,000	1,867,896	$.34

For the periods reported, the Company had no reconciling items between net income and income available to common shareholders.

INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended March 30, 2002. The table presents each major category of interest-earning assets and interest bearing-liabilities.

INTEREST RATE RISK REPORTING SCHEDULE

REPORTING INSTITUTION: SUMMIT BANK
REPORTING DATE: 3-31-02

		Remaining Time Before Maturity or Interest Rate Adjustment
		($000.00) Omitted Total	Up 3	>3 <1	>1 <3	>3 <5	>5 <10	Over 10 years
I.	Earning assets
	A. Investments:
	1. U. S. Treasuries	$0	$0	$0	$0	$0	$0	$0
	2. U. S. Agencies	2,025	0	2,025	0	0	0	0
	3. Fed funds sold	31,650	31,650	0	0	0	0	0
	4. Purchased cds	24,717	3,760	10,853	10,104	0	0	0

	Total investments	$58,392	$35,410	$12,878	$10,104	$0	$0	$0

	B. Loans	$92,628	$74,102	$4,916	$4,603	$3,417	$5,590	$0

	Total loans	$92,628	$74,102	$4,916	$4,603	$3,417	$5,590	$0

	C. Total earning assets	$151,020	$109,512	$17,794	$14,707	$3,417	$5,590	$0

II.	Cost of funds (deposits)
	A. Certificate of deposits	$52,345	$24,710	$26,506	$1,129	$0	$0	$0
	B. Money market accounts	47,525	28,515	9,901	9,109	0	0	0
	C. Transaction accounts	5,099	219	656	1,728	1,243	1,253	0
	D. Savings accounts	2,609	112	335	885	636	641	0

	Total cost of funds	$107,578	$53,556	$37,398	$12,851	$1,879	$1,894	$0

III.	Interest sensitive assets	$151,020	$109,513	$15,769	$16,732	$3,417	$5,589	$0
IV.	Interest sensitive liabilities	$107,578	$53,556	$37,398	$12,851	$1,879	$1,894	$0

V.	Gap	$43,442	$55,957	($21,629)	$3,882	$1,538	$3,694	$0

VI.	Cumulative gap	$43,442	$55,957	$34,329	$38,210	$39,748	$43,443	$43,443
VII.	Gap ratio	1.40	2.04	0.42	1.30	1.82	2.95	0.00
VIII.	Cumulative ratio	1.40	2.04	1.38	1.37	1.38	1.40	1.40
IX.	Gap as a % of total assets	26.98	34.57	-13.36	2.40	0.95	2.28	0.00
X.	Cumulative gap as a % of total assets	26.98	34.57	21.21	23.60	24.56	26.84	2.68

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002

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

FINANCIAL CONDITION

Liquidity Management

The consolidated loan-to-deposit ratio at March 31, 2002 was 64.5%, which was an increase from 59.8% for the same period in 2001. Net outstanding loans as of March 31, 2002 increased $14,138,000 compared to the same period a year ago while total deposits increased $12,319,000 versus the same time last year. The increase in loans was mainly due to Summit’s effort in marketing its products and the continuing success of the Real Estate Capital Markets Group. The average loan-to-deposit ratio at the end of the first quarter of 2002 was 63.6%, a decrease from 65.1% for the same period last year. This decrease was caused by an increase in average total deposits of $14,810,000 or 11.3% while average total loans increased $8,898,000 or 10.6%.

One of the Bank’s customers manages accounts for medical offices and physicians. This customer has brought approximately 80 of the accounts they manage to the Bank. As of March 31, 2002 the aggregate monthly average balance in these accounts was approximately $16,000,000.

This customer has notified the Bank that due to the expiration of a contract, and its merger with an affiliated company, the relationship will be moving to the affiliate’s bank in Southern California. It was anticipated that the movement of these funds would have occurred by the end of March 2002 but as of this date the transfer has not occurred.

In anticipation of the transfer of those accounts by the end of the first quarter of 2002, the Bank purchased brokered CDs to assist in the immediate outflow of the funds. The increase in the deposit accounts is reflective of the purchase of the brokered CDs.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, investment securities and federal funds sold totaled $65,837,000 on March 31, 2002. This amount represented 45.1% of total deposits in comparison to the liquidity ratio of 50.4% as of March 31, 2001. This increase is primarily a result of a rise in deposit growth discussed previously. It is management’s belief that the current liquidity level is appropriate given current economic conditions and is sufficient to meet current needs.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.

Investment Comparative
($000.00 Omitted)

	3-31-02%		12-31-01%		3-31-01%
Fed funds sold	$31,650	54%	$20,070	41%	$34,520	57%
Interest bearing deposits	24,717	42%	27,189	55%	21,846	36%
Securities	2,026	4%	2,030	4%	4,000	7%

Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on March 31, 2002 were comprised of U.S. Gov’t agencies.

Changes in Financial Position

As of March 31, 2002, total deposits increased $17,170,000 from December 31, 2001 while at the same time net loans outstanding increased $6,937,000. Total deposits as of March 31, 2002 were $145,914,000, an increase of 9.2% from $133,595,000 as of March 31, 2001. Net loans as March 31, 2002 were $94,080,000, an increase of 17.7% from $79,942,000 as of March 31, 2001.

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.

Deposit Comparative
($000.00 Omitted)

	3-31-02%		12-31-01%		3-31-01%
Demand	$40,869	28%	$38,484	30%	$36,829	28%
Savings	2,609	2%	2,566	2%	3,199	2%
Interest bearing Trans. Deposits	50,091	34%	48,553	38%	54,918	41%
Other time	52,345	36%	39,140	30%	38,649	29%

The following table sets forth the amount of loans outstanding by category and the percent of total loans outstanding at the dates specified.

Loan Comparative
($000.00 Omitted)

	3-31-02%		12-31-01%		3-31-01%
Commercial	$29,378	31%	$23,475	26%	$33,224	41%
Real estate-const	26,540	28%	27,389	31%	25,200	31%
Real estate-other	33,634	35%	30,829	35%	16,426	20%
Installment/other	6,062	6%	6,956	8%	6,658	8%

Non-Performing Assets

The following table provides information with respect to the Bank’s past due loans and components for non-performing assets at the dates indicated.

	Non-Performing Assets
	($000.00 Omitted)

	3-31-02	12-31-01	3-31-01
Loans 90 days or more past due & still accruing	$686	$145	$145
Non-accrual loans	0	0	0
Other real estate owned	0	0	0

Total non-performing assets	$686	$145	$145

Non-performing assets to period end loans plus other real estate owned	0.71%	0.16%	0.18%
Allowance to non-performing loans	223.6%	1,039%	1,079%

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

Other real estate owned (“OREO”)is comprised of properties acquired through foreclosure. These properties are carried at the lower of the recorded loan balance or their estimated fair market value based on appraisal, less estimated costs to sell. When the loan balance plus accrued interest exceeds the fair value of the property less disposal costs, the difference is charged to the allowance for loan losses at the time of foreclosure. Subsequent declines in value from the recorded amount, if any, and gains or losses upon disposition are included in noninterest expense. Operating expenses related to other real estate owned are charged to non-interest expense in the period incurred. The Bank did not have any OREO properties at the end of the period.

The increase in non-performing assets from March 31, 2001 to March 31, 2002 is due primarily to an increase in loans 90 days or more past due and still accruing. These loans are all secured by real estate.

Capital Position

As of March 31, 2002, Shareholders’ Equity was $18,600,000. This represents an increase of $1,129,000 or 6.5% over the same period last year. Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $3,500,000 of its stock. As of March 31, 2002, the Company has repurchased a total of 668,680 shares of the Company stock constituting 31.1% of the Company’s original stock prior to the repurchase program, at a total cost of $2,667,714, or an average price per share of $3.98. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders. The program has not significantly affected the Company’s liquidity or capital position or its ability to operate. In addition, the Company’s subsidiary Bank remains more than well-capitalized under current regulations.

The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same as of March 31, 2002:

	Capital Ratio	Minimum Regulatory requirement
Tier 1 Capital	14.07%	4.00%
Total Capital	15.23%	8.00%
Leverage Ratio	11.47%	4.00%

RESULTS OF OPERATIONS

Net Interest Income

Total interest income including loan fees decreased from $3,129,000 for the first three months of 2001 to $2,250,000 for the same period in 2002.

Although loans increased in the first quarter of 2002 versus the same period last year, the decrease in loan income was primarily centered in the decrease in the prime-lending rate. The prime lending rate decreased from an average rate of 8.51% in the first quarter of 2001 to an average rate of 4.75% for the same period this year. Average outstanding loans increased from $83,760,000 in 2001 to $92,647,000 in 2002. The yield on loans and fees decreased from 11.11% in 2001 to 7.90% in 2002.

The decrease in interest income from investments was due to a decrease in the yield of .96% compared to the same period in 2001. Average total investments were $6,344,000 lower than the same period last year.

Interest expense decreased from $863,000 at the end of the first three months of 2001 to $500,000 in 2002. Although average interest-bearing deposit accounts grew $8,876,000 during the first three months of 2002 versus the same period last year, the decrease in the interest expense was caused by the average cost of funds for the period ending March 31, 2002 decreasing 1.66% from the same period last year.

As a result of these factors, net interest margin for the first three months of 2002 was 4.75% compared to 6.20% for the same period last year.

Other Operating Income

Service charges on deposit accounts as of the end of the first three months of 2002 increased to $63,000 versus $55,000 for the same period in 2001. The increase was centered in fees collected on service charges related to NSF fees on commercial accounts.

Other customer fees and charges for the first three months increased $38,000, centered in CD early withdrawal fees.

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

The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans dollar amounts in thousands:

	3-31-02		12-31-01		3-31-01
	Amount	Loan Percent	Amount	Loan Percent	Amount	Loan Percent
Commercial	$610	39.8%	$580	38.4%	$580	37.1%
Construction	340	22.2%	340	22.6%	335	21.4%
Real Estate	295	19.2%	300	19.9%	340	21.7%
Consumer	50	3.2%	48	3.2%	60	3.8%
Unallocated	239	15.6%	239	15.9%	250	16.0%

	$1,534	100.0%	$1,507	100.0%	$1,565	100.0%

The following table summarizes the activity in the Bank’s allowance for credit losses for the three months ended March 31, 2002 and 2001.

	Three Months Ended
	3/31/02	3/31/01
	(000.00 Omitted)
Balance, beginning of the period	$1,507	$1,468
Provision for loan losses	17	97
Recoveries	10	0
Loans Charged-off	0	0

	$1,534	$1,565

The balance in the allowance for loan losses at March 31, 2002 was 1.60% of loans compared to 1.96% of loans at March 31, 2001. This level is considered appropriate and is approximately the same as the industry average.

Other Operating Expenses

Total other operating expenses increased $74,000 as of the end of the first three months of 2002 compared to the same period last year. This increase was primarily due to an increase in staff expense.

Provision for Income Taxes

The Company’s provision for income taxes as of the end of the first three months of 2002 decreased from $458,000 in 2001 to $253,000. This decrease is attributable to decreased profits from operations as a result of the decrease in the prime lending rate. For the same period in 2002 the Company’s total effective tax rate was 40.2% compared to 41.9% in 2001.

Net Income

Net income for the first three months of 2002 decreased to $377,000 from $636,000 for the same period in 2001, or a decrease of 40.7%.

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

SUMMIT BANCSHARES, INC. Registrant

DATE:	May 13, 2002	By:	/s/ Shirley W. Nelson
Shirley W. Nelson Chairman and CEO (Principal Executive Officer)

DATE:	May 13, 2002	By:	/s/ Kikuo Nakahara
Kikuo Nakahara Chief Financial Officer (Principal Financial Officer)

The remainder of this page is intentionally left blank