Form 10-Q
period 2002-06-30
SUMMIT BANCSHARES INC/CA
filed 2002-08-14
CIK 353203

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:	JUNE 30, 2002

COMMISSION FILE NUMBER:   0-11108

SUMMIT BANCSHARES, INC.

STATE OF CALIFORNIA         I.R.S. IDENTIFICATION
NUMBER  94-2767067

2969 BROADWAY, OAKLAND CALIFORNIA      94611

(510)   839-8800

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
as of JUNE 30, 2002

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
FINANCIAL POSITION JUNE 30, 2002 AND DECEMBER 31, 2001

	Unaudited	Audited
ASSETS	06/30/02	12/31/01

Cash and due from banks	$11,518,470	$5,532,202
Federal funds sold	16,945,000	20,070,000

Cash and cash equivalents	28,463,470	25,602,202
Time deposits with other financial institutions	22,246,026	27,189,613
Investment securities (fair value of $2,044,637 at June 30, 2002 and $2,074,688 at December 31, 2001 ) held to maturity	2,021,767	2,029,750
Loans:	$95,915,357	$88,648,893
Less: allowance for loan losses	$1,555,022	$1,506,750

Net loans	94,360,335	87,142,143
Premises and equipment, net	750,511	804,115
Interest receivable and other assets	5,264,409	4,884,324

Total Assets	$153,106,518	$147,652,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$45,508,471	$38,484,086
Interest-bearing transaction accounts	38,669,401	48,553,348
Savings	3,232,923	2,566,402
Time certificates $100,000 and over	32,396,077	32,420,495
Other time certificates	13,641,613	6,719,637

Total Deposits	133,448,485	128,743,968
Interest payable and other liabilities	1,004,331	698,311

Total Liabilities	134,452,816	129,442,279
Shareholders’ Equity
Preferred Stock, no par value:
2,000,000 shares authorized, no shares outstanding	0	0
Common Stock, no par value:
3,000,000 shares authorized;
1,854,328 shares outstanding at June 30, 2002 and 1,850,492 shares outstanding at December 31, 2001	3,764,953	3,752,486
Retained Earnings	14,888,749	14,457,382

Total Shareholders’ Equity	18,653,702	18,209,868

Total Liabilities and Shareholders’ Equity	$153,106,518	$147,652,147

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                    (UNAUDITED)

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED 6-30-02	ENDED 6-30-01	ENDED 6-30-02	ENDED 6-30-01
INTEREST INCOME:
Interest and fees on loans	$2,107,595	$2,017,823	$3,912,208	$4,311,542
Interest on time deposits with other
financial institutions	283,013	365,439	595,201	757,290
Interest on U.S. government
treasury securities	22,259	38,742	44,517	150,606
Interest on federal funds sold	106,841	338,804	217,287	669,855

Total interest income	2,519,708	2,760,808	4,769,213	5,889,293

INTEREST EXPENSE:
Interest on deposits	769,837	740,851	1,269,714	1,604,570

Total interest expense	769,837	740,851	1,269,714	1,604,570

Net interest income	1,749,871	2,019,957	3,499,499	4,284,723
Provision for loan losses	15,000	35,000	32,000	132,000

Net interest income after
provision for loan losses	1,734,871	1,984,957	3,467,499	4,152,723

NON-INTEREST INCOME:
Service charges on deposit accounts	54,084	63,133	117,103	118,254
Other customer fees and charges	28,631	22,511	101,291	56,599

Total non-interest income	82,715	85,644	218,394	174,853

NON-INTEREST EXPENSE:
Salaries and employee benefits	678,888	667,695	1,485,148	1,379,668
Occupancy expense	73,353	85,733	148,382	193,910
Equipment expense	92,535	61,995	172,716	119,631
Other	285,744	294,976	561,829	580,868

Total non-interest expense	1,130,520	1,110,399	2,368,075	2,274,077
Income before income taxes	687,066	960,202	1,317,818	2,053,499
Provision for income taxes	285,480	400,034	538,765	857,838

Net Income	$401,586	$560,168	$779,053	$1,195,661

EARNINGS PER SHARE:
Earnings per common share	$0.22	$0.29	$0.42	$0.65
Earnings per common share assuming dilution	$0.21	$0.30	$0.42	$0.64
Weighted average shares outstanding	1,854,328	1,846,224	1,853,141	1,841,864
Weighted avg. shrs. outsdg. assuming dilution	1,871,894	1,860,344	1,870,643	1,861,288

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

	NUMBER OF SHARES OUTSTANDING	COMMON STOCK	RETAINED EARNINGS	TOTAL

Balance at December 31, 2000	1,837,548	$3,699,017	$13,136,106	16,835,123

Stock Options Exercised	12,944	53,469	0	53,469

Repurchase of Common Stock	0	0	0	0

Issuance of cash dividends of $.1875 per share	0	0	(347,047)	(347,047)

Net Income	0	0	1,195,660	1,195,660

Balance at June 30, 2001	1,850,492	$3,752,486	$13,984,719	$17,737,205

Balance at December 31, 2001	1,850,492	$3,752,486	$14,457,382	$18,209,868

Stock Options Exercised	3,836	12,467	0	12,467

Issuance of cash dividends of $.1875 per share	0	0	(347,686)	(347,686)

Net Income	0	0	779,053	779,053

Balance at June 30, 2000	1,854,328	$3,764,953	$14,688,749	$18,653,702

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

	SIX MONTHS ENDED 6-30-02	SIX MONTHS ENDED 6-30-01
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$4,207,535	$5,200,382
Fees received	714,684	536,544
Interest paid	(1,252,898)	(1,609,465)
Cash paid to suppliers and employees	(2,268,251)	(2,599,393)
Income taxes paid	(443,820)	(1,423,764)

Net cash provided by operating activities	957,250	104,304

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in time deposits with other financial institutions	4,943,587	(7,273,182)
Maturity of investment securities	7,983	10,428,111
Purchase of investment securities	0	0
Net (increase) decrease in loans to customers	(7,366,129)	(2,514,252)
Recoveries on loans previously charged-off	18,632	8,000
(Increase) decrease in premises and equipment	(69,353)	(191,057)

Net cash provided by (used in) investing activities	(2,465,280)	20,032,488

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in demand, interest bearing transaction, and savings deposits	(2,193,041)	2,876,788
Net increase (decrease) in time deposits	6,897,558	(3,009,778)
Exercise of stock options	12,467	53,468
Repurchase of common stock (decrease)	0	0
Dividends paid (decrease)	(347,686)	(347,048)

Net cash provided by (used in) financing activities	4,369,298	(426,570)

Net increase (decrease) in cash and cash equivalents	2,861,268	19,710,222
Cash and cash equivalents at the beginning of the year	25,602,202	18,809,372

Cash and cash equivalents at the end of 6-30-02 and 6-30-01	$28,463,470	$38,519,594

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income	$779,053	$1,195,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,957	103,014
Provision for loan losses and OREO losses	32,000	132,000
(Increase) decrease in interest receivable	(380,085)	(1,871,848)
Increase (decrease) in unearned loan fees	97,305	54,302
Increase (decrease) in Int Pay and Other Liab	306,020	491,175
Total adjustments	178,197	(1,091,357)

Net cash provided by operating activities	957,250	$104,304

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2002 and the results of operations for the three months and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001.

Certain information and footnote disclosures presented in the Company’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report to Shareholders, which is incorporated by reference in the Company’s 2001 annual report on Form 10-K. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

2.       COMPREHENSIVE INCOME

The Company had no items of other comprehensive income for the three month and six-month periods ended June 30, 2002 and 2001. Accordingly, total comprehensive income was equal to net income for each of those periods

3.       SEGMENT REPORTING

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

4.       EARNINGS PER SHARE

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount
	For the quarter ended June 30, 2002

Basic Earnings (Loss) per share	$402	1,854,328	$.22
Stock Options		17,566
Diluted Earnings (Loss) per share	$402	1,871,894	$.21

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount
	For the quarter ended June 30, 2001

Basic Earnings (Loss) per share	$560	1,846,224	$.30
Stock Options		14,120
Diluted Earnings (Loss) per share	$560	1,860,344	$.30

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount
	For the six months ended June 30, 2002

Basic Earnings (Loss) per share	$779	1,853,141	$.42
Stock Options		17,502
Diluted Earnings (Loss) per share	$779	1,870,643	$.42

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount
	For the six months ended June 30, 2001

Basic Earnings (Loss) per share	$1,196	1,841,864	$.65
Stock Options		19,424
Diluted Earnings (Loss) per share	$1,196	1,861,288	$.64

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

INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

            The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended June 30, 2002. The table presents each major category of interest-earning assets and interest bearing-liabilities.

INTEREST RATE RISK REPORTING SCHEDULE

REPORTING INSTITUTION: SUMMIT BANK	REPORTING DATE: 6-30-02

			REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT
			($000.00) OMITTED TOTAL	UP 3	>3 <1	>1 <3	>3 <5	>5 <10	OVER 10 YEARS

I.		EARNING ASSETS

	A.	INVESTMENTS:
	1.	U. S. TREASURIES	$0	$0	$0	$0	$0	$0	$0
	2.	U. S. AGENCIES	2,022	0	0	2,022	0	0	0
	3.	FED FUNDS SOLD	16,945	16,945	0	0	0	0	0
	4.	PURCHASED CDS	22,246	4,534	9,663	8,049	0	0	0

		TOTAL INVESTMENTS	$41,213	$21,479	$9,663	$10,071	$0	$0	$0

	B.	LOANS	$92,778	$77,432	$4,789	$4,299	$4,299	$1,959	$0

		TOTAL LOANS	$92,778	$77,432	$4,789	$4,299	$4,299	$1,959	$0
	C.	TOTAL EARNING ASSETS	$133,991	$98,911	$14,452	$14,370	$4,299	$1,959	$0

II.		COST OF FUNDS (DEPOSITS)

	A.	CERTIFICATE OF DEPOSITS	$46,038	$31,726	$13,299	$1,013	$0	$0	$0
	B.	MONEY MARKET ACCOUNTS	35,203	21,122	7,334	6,747	0	0	0
	C.	TRANSACTION ACCOUNTS	6,149	263	791	2,084	1,499	1,512	0
	D.	SAVINGS ACCOUNTS	2,652	114	341	899	647	651	0

		TOTAL COST OF FUNDS	$90,042	$53,225	$21,765	$10,743	$2,146	$2,163	$0

III.		INTEREST SENSITIVE ASSETS	$133,991	$98,911	$14,452	$14,370	$4,299	$1,959	$0

IV.		INTEREST SENSITIVE LIABILITIES	$90,042	$53,225	$21,764	$10,744	$2,145	$2,164	$0

V.		GAP	$43,949	$45,686	$(7,312)	$3,626	$2,154	$(205)	$0

VI.		CUMULATIVE GAP	$43,949	$45,686	$38,374	$42,000	$44,154	$43,949	$43,949

VII.		GAP RATIO	1.49	1.86	0.66	1.34	2.00	0.91	0.00

VIII.		CUMULATIVE RATIO	1.49	1.86	1.51	1.49	1.50	1.49	1.49

IX.		GAP AS A % OF TOTAL ASSETS	29.43	30.59	-4.90	2.43	1.44	0.14	0.00

X.		CUMULATIVE GAP AS A % OF TOTAL ASSETS	29.43	30.59	25.70	28.12	29.57	29.43	29.43

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001

The registrant, Summit Bancshares, Inc. (the “Company”) is a financial holding company whose only operating subsidiary is Summit Bank (the “Bank”). The following discussion primarily concerns the financial condition and results of operations of the Company on a consolidated basis including the subsidiary Bank. All adjustments made in the compilation of this information are of a normal recurring nature.

FINANCIAL CONDITION

Liquidity Management

The consolidated loan-to-deposit ratio at June 30, 2002 was 70.7%, which was an increase from 63.3% for the same period in 2001. Total outstanding loans as of June 30, 2002 increased $13,352,407 compared to the same period a year ago while total deposits increased $5,494,706 versus the same time last year. The increase in loans and deposits was mainly due to Summit’s effort in marketing its products and the formation of the Real Estate Capital Markets Group. The average loan-to-deposit ratio at the end of the second quarter of 2002 was 66.2%, an increase from 60.7% for the same period last year. This increase was caused by an increase in average total deposits of $10,871,047 or 8.3% while average total loans increased $14,596,222 or 19.6%.

One of the Company’s customers manages accounts for medical offices and physicians. This customer has brought approximately 80 of the accounts they manage to the Company. As of June 30, 2002 the aggregate monthly average balance in these accounts was approximately $16,000,000.

This customer has notified the Bank that due to the expiration of a contract and its merger with an affiliated company, approximately $9,000,000 of the deposit relationship will be moving to the affiliate’s bank in Southern California. It is anticipated that these accounts will move by the end of the third quarter.

In anticipation of the transfer of those accounts, the Bank purchased brokered CDs to assist in the outflow of funds. The increase in the deposit accounts is partially reflective of the purchase of brokered CDs.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, investment securities and Federal Funds sold totaled $50,709,496 on June 30, 2002. This amount represented 38.0% of total deposits in comparison to the liquidity ratio of 46.7% as of June 30, 2001. This decrease is primarily a result of a proportionately higher rise in loan growth than the corresponding increase in deposits. It is management’s belief that the current liquidity level is sufficient to meet current needs. The Company is not aware of any current recommendations by the regulatory authorities, which, if they were implemented, would have a material effect on the Company.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.

Investment Comparative
($000.00 Omitted)

	6-30-02%		12-31-01%		6-30-01%

Fed funds sold	$16,945	41%	$20,070	41%	$29,670	58%
Interest bearing Deposits	22,246	54%	27,189	55%	19,076	38%
Securities	2,022	5%	2,030	4%	2,037	4%

Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on June 30, 2002 were comprised of U.S. Gov’t agencies.

Changes in Financial Position

As of June 30, 2002, total deposits increased $4,704,517 from December 31, 2001 and net loans outstanding increased $7,218,192. The increase in loans was primarily due to an increase in real estate construction loans. Total deposits as of June 30, 2002 were $133,448,485, an increase of 4.3% from $127,953,779 as of June 30, 2001. Total loans as of June 30, 2002 were $94,360,335, an increase of 16.5% from $81,007,928 as of June 30, 2001.

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.

Deposit Comparative
($000.00 Omitted)

	6-30-02%		12-31-01%		6-30-01%

Demand	$45,508	34%	$38,484	34%	$36,017	28%

Savings	3,233	2%	2,566	2%	3,148	2%

Interest bearing Trans. Deposits	38,669	29%	48,553	33%	51,943	41%

Other time	46,038	35%	39,140	31%	36,846	29%

The following table sets forth the amount of loans outstanding by each category and the percent of total loans outstanding at the dates specified.

Loan Comparative
($000.00 Omitted)

	6-30-02%		12-31-01%		6-30-01%

Commercial	$29,499	31%	$23,475	26%	$30,997	38%
Real estate-const	24,881	26%	27,389	31%	20,918	26%
Real estate-other	35,399	37%	30,829	35%	21,834	27%
Installment/other	6,136	6%	6,956	8%	7,259	9%

Non-Performing Assets

The following table provides information with respect to the subsidiary Bank’s past due loans and components for non- performing assets at the dates indicated. Included in the following figures for June 30, 2002 is a $1,894,000 loan that subsequently paid off on July 19, 2002.

	Non-Performing Assets ($000.00 Omitted)

	6-30-02	12-31-01	6-30-01

Loans 90 days or more past due & still accruing	$ 2,182	$ 145	$ 131
Non-accrual loans	0	0	605
Other real estate owned	0	0	0

Total non-performing assets	$ 2,182	$ 145	$ 736

Non-performing assets to period end loans plus other real estate owned	2.27%	.17%	.90%

Allowance to non-performing loans	71%	1,039%	218%

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

Capital Position

As of June 30, 2002, Shareholders’ Equity was $18,654,000. This represents an increase of $917,000 or 5.2% over the same period last year. Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $3,500,000 of its stock. As of June 30, 2002, the Company has repurchased a total of 668,680 shares of the Company stock constituting 31.1% of the Company’s original stock prior to the repurchase program, at a total cost of $2,668,000, or an average price per share of $3.99. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders. The program has not significantly affected the Company’s liquidity or capital position or its ability to operate. In addition, the Company’s subsidiary Bank remains more than well-capitalized under current regulations.

The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same as of June 30, 2002:

	Capital Ratio	Minimum Regulatory Requirement

Tier 1 Capital	15.99%	4.00%
Total Capital	17.16%	8.00%
Leverage Ratio	12.65%	4.00%

RESULTS OF OPERATIONS

Net Interest Income

Total interest income including loan fees decreased to $4,769,000 for the first six months of 2002 from $5,889,000 for the same period in 2001.

Total interest income on loans and fees decreased to $3,912,000 for the first six months of 2002 from $4,312,000 for the same period last year. Although average loans outstanding during the first six months of 2002 increased $10,260,000 over the same period last year, the average prime lending rate decreased from an average of 8.40% in the first six months of 2001 to an average rate of 4.75% for the first six months of 2002, or a decrease of 365 basis points. Due to this factor, the yield on loans and fees decreased 114 basis points over the same period last year. The yield on investments decreased 197 basis points over the same period last year. This decrease was brought about by a decrease in yields in the marketplace due to the change in the prime-lending rate. Average outstanding investments decreased $2,462,000 for the period brought about by an increase in total loans.

Interest expense decreased from $1,604,000 at the end of the first six months of 2001 to $1,270,000 for the same period in 2002. Although average interest-bearing deposit accounts increased $3,763,000 during the first six months of 2002 versus the same period last year the average cost of funds decreased 86 basis points. This was brought about by changes in the marketplace brought influenced by the decrease in the prime lending rate.

As a result of these factors, net interest margin for the first six months of 2002 was 4.77% compared to 6.21% for the same period last year.

For the second quarter, total interest income including loan fees decreased from $2,761,000 in 2001 to $2,520,000 for the same period in 2002. This decrease is due to the decrease in the average prime rate, which for the second quarter 2001 was

7.74% versus the average of 4.75% for the same period in 2002. Offsetting this decrease was an increase in average loans outstanding of $13,276,000 for the second quarter of 2002 versus the same period in 2001. Average outstanding investments decreased $2,353,000 during the second quarter of 2002 versus the same period last year, primarily due to the increase in loans.

For the second quarter of 2002, interest expense increased $29,000 compared to the same period in 2001. Average outstanding interest bearing deposits increased from $84,897,000 in 2001 to $93,504,000 in 2002. Average cost of funds for the same period was 2.59% compared to 4.04% in 2001. As a result, net interest income for the second quarter of 2002 decreased $270,000, or 13.4% compared to the same period in 2001.

Other Operating Income

Service charges on deposit accounts as of the end of the first six months of 2002 decreased to $117,000 versus $118,000 for the same period in 2001. This was primarily related to a decrease in service charges collected on returned checks.

Other customer fees and charges as of the end of the first six months of 2002 increased to $101,000 versus $57,000 for the same period in 2001. This was primarily related to an increase in service charge related to early withdrawal of time certificates of deposits

Service charges on deposit accounts as of the end of the second quarter of 2002 decreased to $54,000 versus $63,000 for the same period in 2001. This was primarily related to a decrease in service charges collected on returned checks and a decrease in analysis charges.

Other customer fees and charges increased $6,000 for the second quarter. This was primarily related to an increase in other miscellaneous income.

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

The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loan dollar amounts in thousands:

	6-30-02		12-31-01		6-30-01

	Amount	Loan	Amount	Loan	Amount	Loan
		Percent		Percent		Percent

Commercial	$615	39.6%	$580	38.4%	$600	37.3%
Construction	350	22.5%	340	22.6%	338	21.0%
Real Estate	300	19.3%	300	19.9%	345	21.5%
Consumer	50	3.2%	48	3.2%	60	3.7%
Unallocated	240	15.4%	239	15.9%	264	16.5%
	$1,555	100.0%	$1,507	100.0%	$1,607	100.0%

The following table summarizes the activity in the Bank’s allowance for loan losses for the six months ended June 30, 2002 and 2001.

	Six months ended

	($000.00 Omitted)
	6-30-02	6-30-01

Balance, beginning of the period	$1,507	$1,468
Provision for loan losses	32	132
Recoveries	21	8
Loans charged-off	(5)	(1)

Balance, end of the period	$1,555	$1,607

The balance in the allowance for loan losses at June 30, 2002 was 1.62% of total loans compared to 1.98% of total loans at June 30, 2001. This level is considered appropriate and is slightly greater than the industry average.

Other Operating Expenses

Total other operating expenses increased $94,000 as of the end of the first six months of 2002 compared to the same period last year. This increase was primarily due to an increase in salaries of $106,000 primarily centered in incentive accruals and an increase in staff over the same period last year. In addition, equipment expense increased $52,000 primarily related to the purchase of a new computer system, however, this was partially offset by an occupancy expense decrease of $45,000 centered in a reduction of leasehold expense. Other expenses also decreased $19,000 centered in business development expenses.

Total other operating expenses increased $20,000 as of the end of the second quarter of 2002. This increase was primarily due to an increase in salaries of $11,000 primarily centered in incentive accruals and an increase in equipment expense related to the purchase of a new computer system.

Provision for Income Taxes

The Company’s provision for income taxes as of the end of the first six months of 2002 decreased from $858,000 in 2001 to $539,000. For the same period, the Company’s total effective tax rate was 40.1% compared to 41.8% in 2001.

Net Income

Net income for the first six months of 2002 decreased to $779,000 from $1,196,000 for the same period in 2001, or a decrease of 34.9%.

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

Rate shock is an instantaneous and complete adjustment in market rates of various magnitudes on static or level balance sheet to determine the effect such a change in rates would have on the Company’s net interest income for the succeeding twelve months, and the fair values of financial instruments.

Management has assessed these risks and believes that there has been no material change since December 31, 2001.

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
None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders was held on April 4, 2002. There were present at the Meeting, in person or by proxy, the holders of 1,628,121 shares of Stock of the Company, representing 88% of the total votes eligible to be cast. At the meeting two proposals were presented. The first proposal offered a slate of Directors who were all approved. The second and final proposal was the approved of Vavrinek, Trine Day and Co., LLP as the public accounting firm to perform the Company’s audit for the year 2002. This proposal was also approved. There was no further business to come before the shareholders.

ITEM 5 - OTHER INFORMATION
None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A)	Exhibits:

99.1 - Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2 - Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

B)	Reports on Form 8-K

None

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT BANCSHARES, INC. Registrant

DATE: August 9, 2002	By: /s/ Shirley W. Nelson Shirley W. Nelson Chairman and CEO (Principal Executive Officer)

DATE: August 9, 2002	By: /s/ Kikuo Nakahara Kikuo Nakahara Chief Financial Officer (Principal Financial Officer)