Form 10-Q
period 2002-09-30
SUMMIT BANCSHARES INC/CA
filed 2002-11-13
CIK 353203

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.   20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: SEPTEMBER 30,2002

COMMISSION FILE NUMBER:  0-11108

SUMMIT BANCSHARES, INC.

STATE OF CALIFORNIA

2969 BROADWAY, OAKLAND CALIFORNIA 94611

(510)839-8800

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

The number of shares outstanding of the registrant’s common stock was 1,840,263 shares of no par value common stock issued as of September 30, 2002

		PAGE

PART I - FINANCIAL INFORMATION

ITEM 1

SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS

	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statement of Cash Flows	5

	Consolidated Statement of Changes in Shareholders’ Equity	6

	Notes to Financial Statements	7-9

	Interest Rate Risk Reporting Schedule	10

ITEM 2
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-18

ITEM 3
	Quantitative and Qualitative Disclosures About Market Risk	18

ITEM 4
	Controls and Procedures	19-20

PART II - OTHER INFORMATION

ITEMS 1-6		20-26

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

	09/30/02	12/31/01

ASSETS
Cash and due from banks	$8,746,620	$5,532,202
Federal funds sold	16,870,000	20,070,000

Cash and cash equivalents	$25,616,620	$25,602,202
Time deposits with other financial institutions	21,177,496	27,189,613
Investment securities held to maturity (fair value of $2,042,793 at September 30, 2002 and $2,074,688 at December 31, 2001)	2,017,775	2,029,750
Loans, net of allowance for loan losses of $1,622,782 at September 30, 2002 and $1,506,750 at December 31, 2001	102,949,892	87,142,143
Other real estate owned	0	0
Premises and equipment, net	719,279	804,115
Interest receivable and other assets	5,142,691	4,884,324

Total Assets	$157,623,753	$147,652,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$45,816,850	$38,484,086
Interest-bearing transaction accounts	51,729,329	48,553,348
Savings	2,619,028	2,566,402
Time certificates $100,000 and over	28,622,457	32,420,495
Other time certificates	8,396,454	6,719,637

Total Deposits	$137,184,118	$128,743,968
Interest payable and other liabilities	1,572,117	698,311

Total Liabilities	$138,756,235	$129,442,279
Shareholders’ Equity
Preferred Stock, no par value:
2,000,000 shares authorized, no shares outstanding	0	0
Common Stock, no par value:
3,000,000 shares authorized; 1,840,263 shares outstanding at September 30, 2002 and 1,850,492 shares outstanding at December 31, 2001	3,546,945	3,752,486
Retained Earnings	15,320,573	14,457,382

Total Shareholders’ Equity	$18,867,518	$18,209,868

Total Liabilities and Shareholders’ Equity	$157,623,753	$147,652,147

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	THREE MONTHS ENDED 9-30-2002	THREE MONTHS ENDED 9-30-2001	NINE MONTHS ENDED 9-30-2002	NINE MONTHS ENDED 9-30-2001

INTEREST INCOME:
Interest and fees on loans	$1,895,075	$1,951,328	$5,490,970	$6,262,870
Interest on time deposits with other financial institutions	280,989	285,890	876,190	1,043,180
Interest on U.S. government treasury securities	22,258	25,823	66,775	176,429
Other investment income	10,000	0	10,000	0
Interest on federal funds sold	62,331	239,743	279,618	909,598

Total interest income	2,270,653	2,502,784	6,723,553	8,392,077
INTEREST EXPENSE:
Interest on deposits	419,086	661,361	1,372,487	2,265,931

Total interest expense	419,086	661,361	1,372,487	2,265,931

Net interest income	1,851,567	1,841,423	5,351,066	6,126,146
Provision for loan losses	48,000	3,000	80,000	135,000

Net interest income after provision for loan losses	1,803,567	1,838,423	5,271,066	5,991,146
NON-INTEREST INCOME:
Service charges on deposit accounts	60,152	41,572	177,255	159,826
Other customer fees and charges	35,093	48,253	136,384	104,852

Total non-interest income	95,245	89,825	313,639	264,678
NON-INTEREST EXPENSE:
Salaries and employee benefits	799,064	651,835	2,284,212	2,031,503
Occupancy expense	80,710	86,620	229,092	280,530
Equipment expense	89,044	73,554	261,760	193,185
Other	198,113	318,923	759,942	899,791

Total non-interest expense	1,166,931	1,130,932	3,535,006	3,405,009

Income before income taxes	731,881	797,316	2,049,699	2,850,815
Provision for income taxes	300,057	339,020	838,822	1,196,858

Net Income	$431,824	$458,296	$1,210,877	$1,653,957

EARNINGS PER SHARE:
Earnings per common share	$0.23	$0.25	$0.65	$0.90
Earnings per common share assuming dilution	$0.23	$0.25	$0.65	$0.89
Weighted average shares outstanding	1,854,175	1,850,492	1,853,490	1,844,750
Weighted avg. shrs. outsdg. assuming dilution	1,870,426	1,865,695	1,870,818	1,864,177

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND  2001

(UNAUDITED)

	NINE MONTHS ENDED 9-30-02	NINE MONTHS ENDED 9-30-01

CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$6,111,744	$7,928,890
Fees received	822,544	874,106
Interest paid	(1,421,120)	(2,236,809)
Cash paid to suppliers and employees	(2,794,491)	(3,615,679)
Income taxes paid	(778,820)	(1,588,765)

Net cash provided by operating activities	1,939,857	1,361,743
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in time deposits with other financial institutions	6,012,117	5,886,410
Maturity of investment securities	11,975	12,465,000
Purchase of investment securities	0	(2,033,778)
Net (increase) decrease in loans to customers	(15,979,028)	(3,758,715)
Recoveries on loans previously charged-off	18,632	17,000
(Increase) decrease in premises and equipment	(94,066)	(298,208)

Net cash provided by (used in) investing activities	(10,030,370)	12,277,709
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in demand, interest bearing transaction, and savings deposits	10,561,371	(4,166,840)
Net increase (decrease) in time deposits	(2,121,221)	(2,278,423)
Exercise of stock options	12,467	53,468
Repurchase of common stock (decrease)	0	0
Dividends paid (decrease)	(347,686)	(347,048)

Net cash provided by (used in) financing activities	8,104,931	(6,738,843)

Net increase (decrease) in cash and cash equivalents	14,418	6,900,609
Cash and cash equivalents at the beginning of the period	25,602,202	18,809,372

Cash and cash equivalents at the end of period	$25,616,620	$25,709,981

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income	$1,210,877	$1,653,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,902	167,975
Provision for loan losses and OREO losses	80,000	135,000
(Increase) decrease in interest receivable	(258,367)	(1,231,419)
Increase (decrease) in unearned loan fees	72,647	6,092
Increase (decrease) in Int Pay and Other Liab	655,798	630,138

Total adjustments	728,980	(292,214)

Net cash provided by operating activities	1,939,857	$1,361,743

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	NUMBER OF SHARES OUTSTANDING	COMMON STOCK	RETAINED EARNINGS	TOTAL

Balance at December 31, 2001	1,850,492	$3,752,486	$14,457,382	$18,209,868
Stock Options Exercised	3,836	12,467	0	12,467
Repurchase of Common Stock	(14,065)	(218,008)	0	(218,008)
Issuance of cash dividends of $.1875 per share	0	0	(347,686)	(347,686)
Net Income	0	0	1,210,877	1,210,877

Balance at September 30, 2002	1,840,263	$3,546,945	$15,320,573	$18,867,518

Balance at December 31, 2000	1,837,548	$3,699,018	$13,136,106	$16,835,124
Stock Options Exercised	12,944	53,468	0	53,468
Issuance of cash dividends of $.1875 per share	0	0	(347,048)	(347,048)
Net Income	0	0	1,653,957	1,653,957

Balance at September 30, 2001	1,850,492	$3,752,486	$14,443,015	$18,195,501

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2002 and the results of operations for the three months and nine months ended September 30, 2002 and 2001 and cash flows for the three months and nine months ended September 30, 2002 and 2001.

Certain information and footnote disclosures presented in the Company’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report to Shareholders, which is incorporated by reference in the Company’s 2001 annual report on Form 10-K. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

2.     COMPREHENSIVE INCOME

The Company had no items of other comprehensive income for the three month and nine-month periods ended September 30, 2002 and 2001.  Accordingly, total comprehensive income was equal to net income for each of those periods

3.     SEGMENT REPORTING

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

4.     EARNINGS PER SHARE

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount

	For the quarter ended September 30, 2002

Basic Earnings (Loss) per share	$432	1,854,175	$.23
Stock Options		16,251
Diluted Earnings (Loss) per share	$432	1,870,426	$.23

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount

	For the quarter ended September 30, 2001

Basic Earnings (Loss) per share	$458	1,850,492	$.25
Stock Options		15,203
Diluted Earnings (Loss) per share	$458	1,865,695	$.25

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount

	For the nine months ended September 30, 2002

Basic Earnings (Loss) per share	$1,211	1,853,490	$.65
Stock Options		17,328
Diluted Earnings (Loss) per share	$1,211	1,870,818	$.65

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount

	For the nine months ended September 30, 2001

Basic Earnings (Loss) per share	$1,654	1,844,750	$.90
Stock Options		19,427
Diluted Earnings (Loss) per share	$1,654	1,864,177	$.89

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

INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

                    The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended September 30, 2002.  The table presents each major category of interest-earning assets and interest bearing-liabilities.

INTEREST RATE RISK REPORTING SCHEDULE

REPORTING INSTITUTION: SUMMIT BANK	REPORTING DATE: 9-30-02

		REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT

		($000.00) OMITTED TOTAL	UP 1 Yr	>1 yr. <2Yrs.	>3Yrs. <3Yrs.	>3Yrs. <4Yrs.	>4Yrs. <5Yrs.	>5 Yrs <10Yrs

I.	EARNING ASSETS
A.	INVESTMENTS:
1.	U. S. TREASURIES	$0	$0	$0	$0	$0	$0	$0
2.	U. S. AGENCIES	2,018	1,000	1,018	0	0	0	0
3.	FED FUNDS SOLD	16,870	16,870	0	0	0	0	0
4.	PURCHASED CDS	21,177	16,461	4,716	0	0	0	0

	TOTAL INVESTMENTS	$40,065	$34,331	$5,734	$0	$0	$0	$0
B.	LOANS	$100,557	$92,070	$2,100	$2,100	$2,100	$2,100	$87

	TOTAL LOANS	$100,557	$92,070	$2,100	$2,100	$2,100	$2,100	$87
C.	TOTAL EARNING ASSETS	$140,622	$126,401	$7,834	$2,100	$2,100	$2,100	$87
II.	COST OF FUNDS (DEPOSITS)
A.	CERTIFICATE OF DEPOSITS	$37,019	$36,753	$186	$80	$0	$0	$0
B.	MONEY MARKET ACCOUNTS	46,394	43,060	1,740	1,594	0	0	0
C.	TRANSACTION ACCOUNTS	6,689	2,588	849	829	619	588	1,216
D.	SAVINGS ACCOUNTS	2,619	2,077	112	110	82	78	160

	TOTAL COST OF FUNDS	$92,721	$84,478	$2,887	$2,613	$701	$666	$1,376
III.	INTEREST SENSITIVE ASSETS	$140,622	$126,401	$7,834	$2,100	$2,100	$2,100	$87
IV.	INTEREST SENSITIVE LIABILITIES	$92,721	$84,478	$2,887	$2,613	$701	$666	$1,376

V.	GAP	$47,901	$41,923	$4,947	$(513)	$1,399	$1,434	$(1,289)
VI.	CUMULATIVE GAP	$47,901	$41,923	$46,870	$46,357	$47,756	$49,190	$47,901
VII.	GAP RATIO	1.52	1.50	2.71	0.80	3.00	3.15	0.06
VIII.	CUMULATIVE RATIO	1.52	1.50	1.54	1.52	1.53	1.54	1.52
IX.	GAP AS A % OF TOTAL ASSETS	31.29	27.39	3.23	-0.34	0.91	0.94	-0.84
X.	CUMULATIVE GAP AS A % OF TOTAL ASSETS	31.29	27.39	30.62	30.28	31.20	32.13	31.29

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

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

FINANCIAL CONDITION

Liquidity Management

The consolidated loan-to-deposit ratio at September 30, 2002 was 75.0%, which was an increase from 71.8% for the same period in 2001.  Net outstanding loans as of September 30, 2002 increased $15,633,000 compared to the same period a year ago while total deposits increased $15,543,000 versus the same time last year.  The increase in loans was mainly due to Summit’s effort in marketing its products and the formation of the Real Estate Capital Markets Group.  The average loan-to-deposit ratio at the end of the third quarter of 2002 was 72.7%, an increase from 66.0% for the same period last year.  This increase was caused by an increase in average total deposits of $9,617,000 or 7.7% while average total loans increased $15,454,000 or 18.7%.

One of the Company’s customers manages accounts for medical offices and physicians.  This customer has brought approximately 80 of the accounts they manage to the Company.  As of September 30, 2002 the aggregate monthly average balance in these accounts was approximately $15,400,000.

This customer has notified the Bank that due to the expiration of a contract, one of the companies for which they manage funds will be taking control of their own accounts.  This is expected to result in a further decrease of non-interest bearing deposits of approximately $8,800,000 as well as a corresponding decrease in Federal Funds Sold by January, 2003.

In anticipation of the transfer of those accounts, the Bank purchased brokered CDs to assist with the outflow of funds.  Approximately $4,000,000 of the increase in the deposit accounts is partially reflective of the purchased brokered CDs.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, investment securities and federal funds sold totaled $48,811,000 on September 30, 2002.  This amount represented 35.6% of total deposits in comparison to the liquidity ratio of 39.6% as of September 30, 2001.  This decrease is primarily a result of a rise in loan growth, which caused a decrease in investments.  It is management’s belief that the current liquidity level is appropriate given current economic conditions and is sufficient to meet current needs.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.

	Investment Comparative

	($000.00 Omitted)
	9-30-02%		12-31-01%		9-30-01%

Fed funds sold	$16,870	42%	$20,070	41%	$17,485	44%
Interest bearing Deposits	21,177	53%	27,189	55%	20,463	51%
Securities	2,018	5%	2,030	4%	2,034	5%

Total	$40,065	100%	$49,289	100%	$39,982	100%

Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on September 30, 2002 were comprised of securities issued by the Federal Home Loan Bank.

Changes in Financial Position

As of September 30, 2002, total deposits increased $8,440,000 from December 31, 2001 while at the same time net loans outstanding increased $15,808,000.  Total deposits as of September 30, 2002 were $137,184,000, an increase of 12.8% from $121,642,000 as of September 30, 2001.  Net loans as of September 30, 2002 were $102,950,000, an increase of 17.9% from $87,317,000 as of September 30, 2001.

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.

	Deposit Comparative

	($000.00 Omitted)
	9-30-02%		12-31-01%		9-30-01%

Demand	$45,817	33%	$38,484	30%	$39,340	32%
Savings	2,619	2%	2,566	2%	2,756	2%
Interest bearing Trans. Deposits	51,729	38%	48,553	37%	41,969	35%
Other time	37,019	27%	39,140	31%	37,577	31%

Total	$137,184	100%	$128,743	100%	$121,642	100%

The following table sets forth the amount of loans outstanding by category and the percent of total loans outstanding at the dates specified.

	Loan Comparative

	($000.00 Omitted)
	9-30-02%		12-31-01%		9-30-01%

Commercial	$32,907	32%	$23,475	26%	$27,845	31%
Real estate-const	25,465	25%	27,389	31%	23,952	27%
Real estate-other	38,356	37%	30,829	35%	30,089	34%
Installment/other	6,222	6%	6,956	8%	6,933	8%

Total	$102,950	100%	$88,649	100%	$88,819	100%

Non-Performing Assets

The following table provides information with respect to the Bank’s past due loans and components for non-performing assets at the dates indicated.

	Non-Performing Assets

	($000.00 Omitted)
	9-30-02	12-31-01	9-30-01

Loans 90 days or more past due & still accruing	$157	$145	$535
Non-accrual loans	188	0	0
Other real estate owned	0	0	0

Total non-performing assets	$345	$145	$535

Non-performing assets to period end loans plus other real estate owned	.33%	.17%	.61%
Allowance to non-performing loans	470%	1,039%	280.9%

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

Capital Position

As of September 30, 2002, Shareholders’ Equity was $18,868,000. This represents an increase of $672,000 or 3.6% over the same period last year.  Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $3,500,000 of its stock.  As of September 30, 2002, the Company has repurchased a total of 682,745 shares of the Company stock constituting 31.8% of the Company’s original stock prior to the repurchase program, at a total cost of $2,885,722, or an average price per share of $3.99. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders.  The program has not significantly affected the Company’s liquidity or capital position or its ability to operate as the Company’s capital growth has exceeded its asset growth.  In addition, the Company’s subsidiary Bank remains more than well-capitalized under current regulations.

The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same as of September 30, 2002:

	Capital Ratio	Minimum Regulatory requirement

Tier 1 Capital	15.35%	4.00%
Total Capital	16.53%	8.00%
Leverage Ratio	12.40%	4.00%

RESULTS OF OPERATIONS

Net Interest Income

Total interest income including loan fees decreased from $8,392,000 for the first nine months of 2001 to $6,724,000 for the same period in 2002.

Total interest income on loans and fees decreased to $5,491,000 for the first nine months of 2002 from $6,263,000 for the same period in 2001.  Although average loans outstanding during the first nine months of 2002 increased $14,274,000 over the same period last year, the average prime lending rate decreased from an average of 7.80% in the first nine months of 2001 to an average rate of 4.75% for the first nine months of 2002, or a decrease of 305 basis points. Due to this factor, the yield on loans and fees decreased 248 basis points over the same period last year.  The yield on investments decreased 277 basis points over the same period last year primarily related to decrease in the yields available in the marketplace due to the change in the prime-lending rate.

Interest expense decreased from $2,266,000 at the end of the first nine months of 2001 to $1,372,000 in 2002.  Although average interest-bearing deposit accounts increased $2,428,000 during the first nine months of 2002 versus the same period last year, the average cost of funds decreased 128 basis points.  This was brought about by changes in the marketplace, which was influenced by the decrease in the prime-lending rate. As a result of these factors, net interest margin for the first nine months of 2002 was 4.91% compared to 5.94% for the same period last year.

For the third quarter, total interest income including loan fees decreased from $2,503,000 in 2001 to $2,271,000 for the same period in 2002. This decrease was due to the decrease in the average prime lending rate, which for the second quarter of 2002 was 4.75%, versus the average of 6.60% for the same period last year.

For the third quarter of 2002, interest expense decreased $242,000 compared to the same period in 2001. Average cost of funds for the same period was 2.67% in 2002 compared to 3.62% in 2001. As a result of these factors, net interest income for the third quarter of 2002 increased $10,000, or .01%, compared to the same period in 2001.

Other Operating Income

Service charges on deposit accounts as of the end of the first nine months of 2002 increased to $177,000 versus $159,000 for the same period in 2001.  The increase was due to increased fees collected in service charges related to NSF fees and analysis fees collected on commercial accounts.

Other customer fees and charges for the first nine months increased $32,000 primarily centered in CD early withdrawal penalties.

Service charges on deposit accounts for the third quarter of 2002 increased $19,000 compared to the same period last year due to decreased collection of fees related to NSF fees on commercial accounts.

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

The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total dollar amounts in thousands:

	9-30-02		12-31-01		9-30-01

	Amount	Loan Percent	Amount	Loan Percent	Amount	Loan Percent

Commercial	$615	37.9%	$580	38.4%	$600	39.9%
Construction	368	22.7%	340	22.6%	250	16.6%
Real Estate	350	21.6%	300	19.9%	345	23.0%
Consumer	50	3.1%	48	3.2%	60	4.0%
Unallocated	240	14.7%	239	15.9%	248	16.5%

	$1,623	100.0%	$1,507	100.0%	$1,503	100.0%

The following table summarizes the activity in the Bank’s allowance for credit losses for the nine months ended September 30, 2002 and 2001.

	Nine months ended

	(000.00 Omitted)
	9/30/02	9/30/01

Balance, beginning of the period	$1,507	$1,468
Provision for loan losses	80	135
Recoveries	42	17
Loans Charged-off	6	117

	$1,623	$1,503

The balance in the allowance for loan losses at September 30, 2002 was 1.55% of loans compared to 1.70% of loans at September 30, 2001.  This level is considered appropriate and is slightly greater than the industry average.

Other Operating Expenses

Total other operating expenses increased $130,000 as of the end of the first nine months of 2002 compared to the same period last year.  This increase was primarily due to an increase in staff expense, and furniture, fixture and equipment expenses due to the upgrade of the bank’s main computer system.

For the third quarter of 2002, operating expenses increased $36,000 compared to the same period last year primarily due to salary expense.

Provision for Income Taxes

The Company’s provision for income taxes as of the end of the first nine months of 2002 decreased from $1,197,000 in 2001 to $839,000.  This decrease is attributable to decreased profits from operations as a result of the decrease in the prime lending rate. For the same period in 2002 the Company’s total effective tax rate was 40.9% compared to 42.0% in 2001.

For the third quarter of 2002, the provision for income taxes decreased to $300,000 compared to $339,000 for the third quarter of 2001 for the same reason stated above. The effective tax rate for this period was 41.0% versus 42.5% for the same period last year.

Net Income

Net income for the first nine months of 2002 decreased to $1,211,000 from $1,654,000 for the same period in 2001, or a decrease of 26.8%. Third quarter net income decreased $26,000 or 5.8% over the same period last year.

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

Management has assessed these risks and believes that there is no material change since December 31, 2001.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The primary factor that may affect future results, is the fluctuation of interest rates in the market place more commonly referred to as interest rate risk.  Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from adverse movements in interest rates.  It results from the possibility that changes in interest rates may have an adverse effect on a bank’s earnings and its underlying economic value.  Changes in interest rates affect a bank’s earnings by changing its net interest income and the level of other interest-sensitive income and operating expenses.  As mentioned previously, the potential decrease in a declining interest rate environment would be minimized by an increase in assets. In addition, earnings and growth of the company are and will be affected by general economic conditions, both domestic and international, and by monetary and fiscal policies of the United States Government, particularly the Federal Reserve Bank.

ITEM 4.      Controls and Procedures

               (a)     Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c as of a date within 90 days of the filing date of this quarterly report on Form 10Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be known to them by others within the

Company, particularly during the period in which this report on Form 10Q was being prepared.

               (b)     Changes in Internal Controls.

There were no significant changes in the Company’s internal the Company’s disclosure controls and procedures subsequent to the controls or in other factors that could significantly affect Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.  As a result, no corrective actions were taken.

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

11 - Earnings Per Share Calculation

99.1 - Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2 - Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

B) Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT BANCSHARES, INC.
Registrant

Date November 11, 2002	By :	/s/ SHIRLEY W, NELSON

Shirley W. Nelson Chairman and CEO Principal Executive Officer)

Date November 11, 2002	By :	/s/ KIKUO NAKAHARA

Kikuo Nakahara Chief Financial Officer Principal Financial Officer)

Certifications

I, Shirley W. Nelson, certify that:

1.	I have reviewed this quarterly report on Form 10Q of Summit Bancshares, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a   –   14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report)”Evaluation Date”); and
	(c)	presented in this quarterly report our conclusions about the effectiveness of this disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and  I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ SHIRLEY W. NELSON

Chairman and CEO

Certifications

I, Kikuo Nakahara, certify that:

7.	I have reviewed this quarterly report on Form 10Q of Summit Bancshares, Inc.;

8.

Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a   –   14 and 15d-14) for the registrant and we have:

(d)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report)”Evaluation Date”); and
	(f)	presented in this quarterly report our conclusions about the effectiveness of this disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(c)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
	(d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ KIKUO NAKAHARA

Chief Financial Officer