Form 10-K/A
period 2001-12-31
SUMMIT BANCSHARES INC/CA
filed 2002-11-26
CIK 353203

AMENDED
FORM 10-K/A

Current Report Pursuant
To Section 13 or 15(d) of the
Securities Exchange Act of 1934

December 31, 2001
(Date of earliest event reported)

Summit Bancshares, Inc.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation)	0 – 11108 (Commission File Number)	94-2767067 (IRS Employer Identification No.)

2969 Broadway, Oakland, California 94611
(Address of principal executive offices) (Zip Code)

(510) 839-8800
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changes since last report)

Exhibit 13	Report of Independent Auditors

On January 31, 2002, Vavrinek, Trine, Day and Co., LLP issued its Independent Auditors’ Report regarding its audit of Summit Bancshares, Inc ( a California corporation) and its subsidiary. In submitting the report to the Securities and Exchange Commission, the name of the firm was not included. This amendment is to correct the technical error included in the Form 10-K for the year ended December 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 26, 2002	Summit Bancshares, Inc.

	By:	/s/ C. Michael Ziemann
C. Michael Ziemann President