Form 10-K
period 2002-12-31
SUMMIT BANCSHARES INC/CA
filed 2003-03-27
CIK 353203

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED	COMMISSION FILE NUMBER
DECEMBER 31, 2002	0-11108

SUMMIT BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA	94-2767067
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 10, 2003 was $17,598,309

For purposes of this calculation only, common stock is deemed to have market value of $14.35 per share, the last sale's price on March 5, 2003, and each of the executive officers, directors and persons holding 5% or more of the outstanding common stock is deemed to be an affiliate.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

1,837,797 shares no par common stock
issued and outstanding as of March 10, 2003

Portions of Registrant’s Annual Report to Shareholders
for the Fiscal Year Ended December 31, 2002
are incorporated by Reference into
Part II of This Form 10-K Report

Portions of Registrant’s Proxy Notice and Statement
of Annual Meeting of Shareholders to be Held on
May 14, 2003 are Incorporated by
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

          The Bank’s main branch is located at the Company’s address in Oakland.  In addition, the Bank has full service branches located at 675 Ygnacio Valley Blvd. Ste. B105, Walnut Creek, CA 94598, which is to be relocated in June 2003 to 710 S. Broadway, Walnut Creek, CA  94596, and in the Watergate III Tower at 2000 Powell Street, Emeryville, California 94608.

          Summit Bancshares, Inc. owns all of the capital stock of Summit Bank (the “Bank”), its subsidiary bank, and its activities during 2002 were limited to acting as a financial holding company.

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

          The Oakland and Emeryville branches offer the above services.  The Walnut Creek branch offers all of the services listed above, with the exception of safe deposit boxes.

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

SERVICE AREA

          The primary geographic market served by the Bank is considered to be all of Alameda County and most of Contra Costa County, except for several cities in the northern and easternmost sections of that county.  The excluded areas are Pinole, Hercules, Rodeo, Crockett, Port Costa, West Pittsburg and the sparsely populated areas east of Mt. Diablo.  The areas served by the Bank include a substantial number of commercial businesses, a large health services complex and substantial residential population.  In Alameda County, the health services complex includes three major hospitals, approximately 365 physicians and a wide variety of health related and other professionals, and small and medium-sized businesses.  Contra Costa County includes three major hospitals, approximately 354 physicians, some of which are also affiliated with the hospitals in Alameda County, and other professionals and small and medium-sized businesses.

          The Walnut Creek office is about 16 miles northeast of the head office in Oakland and located in the central business district in Walnut Creek.  The site is approximately one mile west of John Muir Hospital, which is a 343-bed hospital employing approximately 1,410 people and accommodates a large staff of approximately 290visiting physicians.  The surrounding service area includes 4 convalescent hospitals, an acute psychiatric care facility, and the 204-bed Kaiser Foundation Hospital, which employs over 880 people in downtown Walnut Creek and is staffed by approximately 81 physicians.

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

          Directors of the Company, and the companies with which they are associated, have had and will continue to have banking transactions with the Bank in the ordinary course of the Bank’s business.  It is the firm intention of the Company that any loans and commitments to loan included in such transactions be made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectability or presenting other unfavorable features.  At December 31, 2002, loans to directors totaled $3,515,461 or 18.5% of the Company’s shareholders’ equity.

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

          Accounting Changes.  Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133 as amended by SFAS 138).  Among other things, establishes accounting and reporting standards for derivative instruments and for hedging activities.  It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.  The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.  The provisions of SFAS 133 as amended are effective for all fiscal quarters or all fiscal years beginning after June 15, 2000.  SFAS 133 is not anticipated to have a significant impact on the Company’s consolidated financial condition or results of operations. In August 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires the Bank to record the fair value of an asset retirement obligation as a liability in the period in which its incurs a legal obligation associated with the retirement of long-term assets.  SFAS No. 143 is effective for the Bank in 2003; however, management does not believe adoption will have a material impact on the Bank’s financial statements.

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

          Interstate Banking.  In September 1986, California adopted an interstate banking law.  The law allows California banks and bank holding companies to be acquired by banking organizations in other states on a reciprocal basis (i.e., provided the other state’s laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations solely within that state).  The law took effect in two stages.  The first stage, which became effective July 1, 1987, allowed acquisitions on a reciprocal basis within a region consisting of all 11 states (Alaska, Arizona, Colorado, Hawaii, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington) which currently permit acquisitions by California banking organizations of banks and bank holding companies in such states.  The second stage, which became effective January 1, 1991, allows interstate acquisitions on a national reciprocal basis.  The Company believes that this legislation will further increase competition as out-of-state financial institutions enter the California market.  In recent years, U.S. Bancorp purchased California Bancshares, Inc.; a community- based holding company with approximately 21 independent banks in the surrounding area in which the Bank operates.  U. S. Bancorp was subsequently purchased by First Bank headquartered in Minneapolis.  It is anticipated that such similar purchases may in fact be beneficial to the Bank as it may open opportunities to prospects that enjoy dealing with a community bank.  If there is a negative effect on the Bank it might be that these types of mergers might increase the resources available to the independent banks being purchased.

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

          The guidelines make regulatory capital requirements more sensitive to the differences in risk profiles among banking institutions, take off-balance sheet items into account when assessing capital adequacy and minimize disincentives to holding liquid low-risk assets.  In addition, the guidelines may require some banking institutions to increase the level of their common shareholders’ equity.  It is not anticipated that the guidelines will have a material adverse effect on the Company’s financial condition or results of operations over the short term.  At the end of 2002, the guidelines provided for a minimum risk-based capital ratio of 8%, and this provision may limit the Company’s ability to increase its assets or require the Company to raise additional equity to facilitate growth.

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

          The FRB leverage ratio establishes a new limit on the ability of banking organizations to increase assets and liabilities without increasing capital proportionately.  In management’s opinion, the leverage ratio will have no material effect on its capital needs in the foreseeable future.  The Bank’s leverage ratio at December 31, 2002 was 8.30% (See “Summit Bancshares, Inc. 2002 Annual Report - Footnote #8).

EMPLOYEES

          On December 31, 2002 the Bank employed 43 full time employees and 1 part time employee for a total equivalent of 43.4 full time employees.   At the present time there are no salaried employees of the Company.

Distribution of Assets, Liabilities and Shareholders’ Equity

          The following table summarizes the distribution, by amount (in thousands) and percentage of the daily average assets, liabilities, and shareholders’ equity of Summit Bancshares, Inc. (consolidated) for the year ended December 31, 2002.  Comparative figures for the years ended December 31, 2001 and 2000 are also provided:

	2002		2001		2000

	AMOUNT	PERCENTAGE	AMOUNT	PERCENTAGE	AMOUNT	PERCENTAGE

ASSETS
Cash and Due From Banks	$9,361	5.98%	$7,840	5.33%	$7,441	5.25%
Time Deposits with Other Financial Institutions	22,414	14.32	22,063	15.02	31,439	22.17
Investment Securities:
Taxable	2,022	1.29	3,877	2.64	18,292	12.90
Federal Funds Sold	20,696	13.22	25,493	17.35	15,501	10.94
Loans, Net	96,404	61.58	83,175	56.61	64,033	45.16
Other Assets	5,655	3.61	4,479	3.05	5,071	3.58

Total Assets	$156,552	100%	$146,927	100%	$141,777	100.00%

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Demand	$43,532	27.81%	$36,661	24.94%	$41,474	29.25%
Interest Bearing-Transaction Accts.	45,757	29.23	50,728	34.53	40,803	28.78
Savings	3,146	2.01	2,932	2.00	2,862	2.02
Time	44,237	28.26	37,152	25.29	39,257	27.69
Other Liabilities	1,010.64		1,342.92		1,174.83
Shareholders Equity	18,870	12.05	18,112	12.32	16,207	11.43

Total Liabilities & Shareholder’s Equity	$156,552	100%	$146,927	100%	$141,177	100.00%

          The following is an analysis of Net Interest Income for 2002.  Comparative figures for 2001 and 2000 are also presented on the following pages.  Non-accrual loans are included in the average balances.  Balances are expressed in thousands of dollars.

For the year ended December 31, 2002

	Average Balance	Interest Income/ Expense		Rates Earned/ Paid

ASSETS
Time Deposits with Other Financial Institutions	$22,414	$1,080		4.82%
Investment Securities (footnote #1)	2,022	89		4.40
Federal Funds Sold	20,696	338		1.63
Loans (Interest and Fees)	96,404	7,364	*	7.64

Total Earning Assets	$141,536	$8,871		6.27%

Cash and Due from Banks	9,361
Premises and Equipment	778
Other Assets	4,877

TOTAL ASSETS	$156,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$43,532	$—		—%
Savings	3,146	20.64
Interest-bearing Transaction	45,757	560		1.22
Time	44,237	1,127		2.55

Total Deposits	$136,672	$1,707		1.25%

Other Liabilities	1,010
Shareholder’s Equity	18,870

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$156,552

AS A PERCENTAGE OF AVERAGE TOTAL EARNING ASSETS:
Interest and Fee Income		$8,871
Interest Expense		1,707

NET INTEREST INCOME AND MARGIN		$7,164		5.02%

*Includes loan fees of $799,413

1.)     Investment income rate is not calculated on a tax equivalent basis.

For the year ended December 31, 2001

	Average Balance	Interest Income/ Expense		Rates Earned/ Paid

ASSETS
Time Deposits with Other Financial Institutions	$22,063	$1,331		6.03%
Investment Securities (footnote #1)	3,877	199		5.13
Federal Funds Sold	25,493	1,017		3.99
Loans (Interest and Fees)	83,175	8,138	*	9.78

Total Earning Assets	$134,608	$10,685		7.94%

Cash and Due from Banks	7,840
Premises and Equipment	764
Other Assets	3,715

TOTAL ASSETS	$146,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$36,661	$—		—%
Savings	2,932	48		1.64
Interest-bearing Transaction	50,728	1,079		2.13
Time	37,152	1,640		4.41

Total Deposits	$127,473	$2,767		2.17%

Other Liabilities	1,342
Shareholder’s Equity	18,112

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$146,927

AS A PERCENTAGE OF AVERAGE TOTAL EARNING ASSETS:
Interest and Fee Income		$10,685
Interest Expense		2,767

NET INTEREST INCOME AND MARGIN		$7,918		5.77%

*Includes loan fees of $845,064

1.)     Investment income rate is not calculated on a tax equivalent basis.

For the year ended December 31, 2000

	Average Balance	Interest Income/ Expense		Rates Earned/ Paid

ASSETS
Time Deposits with Other Financial Institutions	$31,439	$1,861		5.92%
Investment Securities (footnote #1)	18,292	1,007		5.51
Federal Funds Sold	15,501	962		6.21
Loans (Interest and Fees)	64,033	7,543	*	11.78

Total Earning Assets	$129,265	$11,373		8.80%

Cash and Due from Banks	7,441
Premises and Equipment	825
Other Assets	4,246

TOTAL ASSETS	$141,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$41,474	$—		—%
Savings	2,862	53		1.85
Interest-bearing Transaction	40,803	800		1.96
Time	39,257	1,951		4.97

Total Deposits	$124,395	$2,803		2.25%

Other Liabilities	1,174
Shareholder’s Equity	16,208

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$141,777

AS A PERCENTAGE OF AVERAGE TOTAL EARNING ASSETS:
Interest and Fee Income		$11,373
Interest Expense		2,803

NET INTEREST INCOME AND MARGIN		$8,570		6.55%

*Includes loan fees of $565,617

1.)     Investment income rate is not calculated on a tax equivalent basis.

Following is an analysis of changes in Interest Income and Expense (in thousands of dollars) for 2002 over 2001.  A similar comparison for 2001 over 2000 is on the following page.  Changes not solely attributed to volume or rates have been allocated proportionately to volume and rate components.

	2002 over 2001

	Volume	Rate	Total

INCREASE (DECREASE) IN INTEREST AND FEE INCOME
Time Deposits with Other Financial Institutions	$21	(272)	$(251)
Investment Securities	(85)	(25)	(110)
Federal funds Sold	(164)	(515)	(679)
Loans, Net	1175	(1,949)	(774)

Total Increase in Interest and Fee Income	947	(2,761)	(1,814)
INCREASE (DECREASE) IN INTEREST EXPENSE
Savings Deposits	0	(28)	(28)
Interest-bearing Transaction	(1)	(518)	(519)
Time Deposits	3	(516)	(513)

Interest Expense	2	(1,062)	(1,060)

INCREASE (DECREASE) IN NET INTEREST INCOME	$945	$(1,699)	$(754)

	2001 over 2000

	Volume	Rate	Total

INCREASE (DECREASE) IN INTEREST AND FEE INCOME
Time Deposits with Other Financial Institutions	$(565)	35	$(530)
Investment Securities	(744)	(64)	(808)
Federal funds Sold	478	(423)	55
Loans, Net	2,011	(1,416)	595

Total Increase in Interest and Fee Income	1180	(1868)	(688)
INCREASE (DECREASE) IN INTEREST EXPENSE
Savings Deposits	0	(5)	(5)
Interest-bearing Transaction	8	271	279
Time Deposits	(1)	(310)	(311)

Interest Expense	7	(44)	(37)

INCREASE (DECREASE) IN NET INTEREST INCOME	$1,173	$(1,824)	$(651)

INVESTMENT SECURITIES

          The following table sets forth the book value as of December 31 for the securities indicated:

	2002	2001

U.S. Agencies	$2,013,784	$2,029,750

TOTAL	$2,013,784	$2,029,750

          The following table is a summary of the relative maturities and yields of Summit Bancshares, Inc. investment securities as of December 31, 2002 and 2001.  Yields on securities have been computed by dividing interest income, adjusted for amortization of premium and accretion of discount, by book values of the related securities.

	Maturing Within One Year		Maturing After One Through Five Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield

December 31, 2001
U.S. Agencies	$0	0%	$2,029,750	5.25%	$2,029,750	5.25%

TOTAL	$0	0%	$2,029,750	5.25%	$2,029,750	5.25%

December 31, 2002
U.S. Agencies	$2,013,784	4.40%	$0	0%	$2,013,784	4.40%

TOTAL	$2,013,784	4.40%	$0	0%	$2,013,784	4.40%

Composition of Loans

          The following table shows the composition of loans (in thousands of dollars) of Summit Bancshares, Inc. as of December 31 for each respective year designated.

	2002	2001	2000	1999	1998

Commercial and Financial	$29,269	$23,476	$28,026	$33,368	$38,403
Real Estate, Including Construction	69,420	58,212	49,667	17,090	10,733
Installment	6,391	6,961	7,491	6,887	5,196

Total Loans	105,080	88,649	85,149	57,345	54,332
Less Allowance for Loan Losses	(1,639)	(1,507)	(1,468)	(1,273)	(1,319)

Net Loans	$103,441	$87,142	$83,716	$56,072	$53,013

Maturity, Distribution and Interest Rate Sensitivity of Loans

          The following table shows the maturity distribution of selected loans (in thousands of dollars) as of December 31, 2002

	Loans with a Maturity of			Total

	One Year Or Less	One through Five Years	Over Five Years

Commercial and Financial	$18,135	$11,134	$0	$29,269
Real Estate Construction	20,832	7,388	0	28,220

TOTAL	$38,969	$18,522	$0	$57,491

All but fifteen loans for $2,293,348 reported above which has maturities of over one year are at floating interest rates.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  At December 31, 2002 financial instruments whose contract amounts represent credit risk:

Contract Amount

Commitments to extend credit in the future	$43,776,000
Standby letters of credit	1,349,950

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the counter-party.  Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Most all guarantees expire within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

NON-PERFORMING LOANS AND SUMMARY OF LOAN LOSS EXPERIENCE (In thousands of dollars) as of December 31,

	2002	2001	2000	1999	1998

Non-Accrual Loans	$150	$0	$0	$158	$651
90 days past due & Still accruing	363	145	45	0	662

Total non-accrual and 90 days past due loans	513	145	45	158	1,313
Other real estate owned	0	0	0	0	212

Total non-performing Assets	$513	$145	$45	$158	$1,525

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

          An analysis of activity in the allowance for loan losses for the prior five years ended December 31 is as follows:

	2002	2001	2000	1999	1998

Balance at beginning of period	$1,506,750	$1,468,393	$1,273,364	$1,319,451	$1,238,012

Provision for loan losses	98,000	138,000	190,000	0	100,000

Loans charged off
Commercial	1,000	116,660	16,140	74,230	25,000
Real Estate Construction	0	0	0	0	0
Installment	14,424	8,000	0	0	26,374

Total charge-offs	15,424	124,660	16,140	74,230	51,374

Recoveries
Commercial	41,262	25,017	21,169	5105	0
Real Estate Construction	0	0	0	0	0
Installment	8,000			23,038	32,813

Total recoveries	49,262	25,017	21,169	28,143	32,813
Net Charge-offs	(33,838)	99,643	(5,029)	46,087	18,561

Balance at end of period	$1,638,588	$1,506,750	$1,468,393	$1,273,364	$1,319,451

Ratio of net charge-offs to average loans outstanding	(0.04)%	0.12%	(0.01)%	0.09%	0.01%

The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans (dollar amounts in thousands):

	December 31,

	2002		2001		2000

	Amount	Loan Percent	Amount	Loan Percent	Amount	Loan Percent

Commercial	$580	27.8%	$580	26.5%	$530	32.9%
Construction	400	25.6%	340	30.9%	320	21.2%
Real Estate	411	40.5%	300	34.8%	290	37.1%
Consumer	48	6.1%	48	7.8%	36	8.8%
Unallocated	200	N/A	239	N/A	292	N/A
	$1,639	100.0%	$1,507	100.0%	$1,468	100.0%

	December 31,

	1999		1998		1997

	Amount	Loan Percent	Amount	Loan Percent	Amount	Loan Percent

Commercial	$505	58.2%	$510	70.7%	$490	70.9%
Construction	300	13.3%	290	9.3%	258	12.1%
Real Estate	260	16.5%	225	10.4%	190	7.8%
Consumer	28	12.0%	28	9.6%	21	9.2%
Unallocated	180	N/A	266	N/A	279	N/A
	$1,273	100.0%	$1,319	100.0%	$1,238	100.0%

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

TIME DEPOSITS IN THE AMOUNT OF $100,000 AND OVER

          The following table sets forth by time remaining to maturity, Summit Bank’s issuance of time deposits in the amount of $100,000 or more (in thousands of dollars) as of December 31 of the respective year designated:

	2002		2001		2000

	Amount	Percentage	Amount	Percentage	Amount	Percentage

3 months or less	$18,430	70.5%	$22,872	70.5%	$24,778	75.5%
Over 3 through 6 months	3,039	8.8	2,849	8.8	5,134	15.6%
Over 6 through 12 months	6,005	18.2	5,900	18.2	2,909	8.9%
Over 12 months	100	2.5%	800	2.5%	0	0.0%

TOTAL	$27,574	100.0%	$32,421	100.0%	$32,821	100.0%

RETURN ON EQUITY AND ASSETS

          The following table shows key financial ratios for the years ending December 31, 2002, 2001 and 2000

	2002	2001	2000

Return on average assets	1.09%	1.37%	1.70%
Return on average Shareholders equity	9.07%	11.13%	14.89%
Dividend payout ratio	40.49%	34.44%	28.53%
Average shareholders Equity as a percent of:
Average Assets	12.05%	12.33%	11.43%
Average Deposits	13.81%	14.21%	13.06%

INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

          The following table provides an interest rate sensitivity and interest rate risk analysis for the year ended 2002.  The table presents each major category of interest- earning assets and interest-bearing liabilities.

INTEREST RATE RISK REPORTING SCHEDULE

REPORTING INSTITUTION: SUMMIT BANK REPORTING DATE: 12/31/02

		TOTAL	Up to 3 months	>3 months <1 YR	> 1 year <3 years	>3 years < 5 years	> 5 years < 10 yrs	+ 10 years

I.	EARNING ASSETS
A.	INVESTMENTS
1.	U.S. TREASURIES	$0	$0	$0	$0	$0	$0	$0
2.	U.S. AGENCIES	2,014	0	2,014	0	0	0	0
3.	FED FUNDS	9,875	9,875	0	0	0	0	0
4.	PURCHASED CD’s	15,347	3,559	8,951	2,837	0	0	0

	TOTAL INVESTMENTS	$27,236	$13,434	$10,965	$2,837	$0	$0	$0
B.	LOANS	$101,765	$93,890	$2,525	$2,631	$2,631	$88	$0

C.	TOTAL EARNING ASSETS	$129,001	$107,324	$13,489	$5,469	$2,631	$88	$0
II.	COST OF FUNDS (DEPOSITS)
A.	CERTIFICATES OF DEPOSIT	$33,821	$22,030	$11,442	$349	$0	$0	$0
B.	MONEY MARKET ACCOUNTS	36,187	21,712	7,539	6,936	0	0	0
C.	TRANSACTION ACCOUNTS	6,172	265	794	2,092	1,504	1,517	0
D.	SAVINGS ACCOUNTS	2,136	91	275	724	521	525	0

	TOTAL COST OF FUNDS	$78,316	$44,098	$20,050	$10,101	$2,025	$2,042
III.	INTEREST SENSITIVE ASSETS	$129,001	$107,324	$13,489	$5,469	$2,631	$88	$0
IV.	INTEREST SENSITIVE LIABILITIES	$78,316	$44,098	$20,050	$10,101	$2,025	$2,042	$0

V.	GAP	$50,685	$63,226	$(6,561)	$(4,632)	$606	$(1,954)	$0
VI.	CUMMULATIVE GAP	$50,685	$63,226	$56,665	$52,033	$52,639	$50,685	$50,685
VII.	GAP RATIO	1.65	2.43	.67	.54	1.3	.04	0
VIII.	CUMMULATIVE RATIO	1.65	2.43	1.88	1.70	1.69	1.65	1.65
IX.	GAP AS A % OF TOTAL ASSETS	35.36	44.11	(4.58)	(3.23)	0.42	(1.36)	0
X.	CUMMULATIVE GAP AS A%OF TOTAL ASSETS	35.36	44.11	39.54	36.30	36.73	35.36	35.36

ITEM 2.	PROPERTIES

          All of the Company’s properties are located in California.  The Bank leases the premises housing the Head Offices for the Bank and the Company as well as a full service branch at 2969 Broadway, Oakland California 94611 at the intersection of Broadway and 30th Street in the “Pill Hill” area.  The premises consist of approximately 9,800 square feet located in a portion of a single story building on the southwest corner at the intersection.  The monthly rent is $6,226 and the lease terminates on July 31, 2007.

          The Emeryville Branch began operations in December 1985 on the ground floor of the Watergate III Tower at 2000 Powell Street.  The Bank currently leases 2,269 square feet of space at this location, at a base rent of $6,526 per month.  The term of this lease expires on December 31, 2006 with one five-year option to extend the lease.

          In September 1990, the Company purchased two contiguous parcels totaling 10,000-sq. ft. adjacent to the Bank’s Walnut Creek Office for a price of $544,644.  Included on one of the parcels is a single story, 2,500-sq. ft. concrete block building suitable for a restaurant.  The Bank is proceeding with plans to remodel this building with the intention of making the property the future home of its Walnut Creek office.

          Since June of 1998, the Pleasanton Branch has operated in a 1,800-sq. ft. facility at 5673 W. Las Positas Blvd.  The Bank closed this office in July 2001.  The lease terminates on March 31, 2003.  The base rent is $3,341 per month.

          On March 1, 2001, the Bank leased 1,000-sq. ft. of office space located at 675 Ygnacio Valley Rd., Ste. B105, Walnut Creek, CA 94598.  The monthly rent is $2,160, which expires on February 1, 2003.   The Bank will then convert to a month to month lease at a rent of $3,400 until June 2003 at which time the branch will move to its new 4,328 sq. ft. location at 710 S. Broadway in Walnut Creek.  The Bank has signed a new 10 year four month lease beginning April 1, 2003 and expiring August 1, 2013 with a base rent of $8,006 per month.

ITEM 3.	LEGAL PROCEEDINGS

          From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business.  Currently, the Company has no outstanding suits brought against it.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Neither the Company nor the Bank submitted any matter covered by this report to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002

ITEM 5.	EXECUTIVE OFFICER OF THE REGISTRANT

The following individuals are the current executive officers of the Company.

Name	Age	Position	Since

Shirley W. Nelson	58	Chairman, Chief Executive Officer	1982
C. Michael Ziemann	58	President	2001
Kikuo Nakahara	70	Chief Financial Officer	1981

The business experience of the executive officers follows:

          Shirley W. Nelson was President and Chief Executive Officer of the Bank and Holding Company since May 1983 and was elected in July 1989 to the position of Chairman.  She remained President of the Bank until January 1996 and which she assumed again in June 2001.  Prior to this assignment she was the Senior Vice President, Senior Loan Officer.  She is currently a member of the Board of Directors’ Strategic Planning Committee, Loan Committee, and Personnel Committee.

          C. Michael Ziemann has been President since June 2001 at which time he was appointed as the Chief Administrative Officer and Chief Financial Officer of the Bank.   Prior to this position he was the President and Chief Operating Officer of the Bank since January 1, 1996 subsequent to his position as CFO and Cashier to which he was appointed in April 1987.  Prior to that he was active in the administration of the Bank and was the manager of the Bank’s Walnut Creek Office since April 1985.  Prior to joining the Bank, he held various positions during his 16 years with Bank of America in operations, branch management, and regional administration where he was a district administrator.

          Kikuo Nakahara has been the Chief Financial Officer since the formation of the Company in July 1981.  He is also a Director of the Company as well as a Director of the Bank.  He serves on various committees and is the Chairman of the Audit and Compliance Committee of the Bank.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

          (a) Market Information.  The stock of the Company is not listed on any stock exchange but is publicly traded in limited and infrequent transactions in the NASDAQ Bulletin Board under the symbol “SMAL”.  According to information made available to the Company by the Market Maker, American Blue Chip Investment Management, 700 Larkspur Landing Circle, Larkspur, CA., the range of high and low bids for such common stock for each calendar quarter since January 2001 is as follows:

	High	Low	Dividends Declared

2002
First Quarter	$16.25	$15.50	$—
Second Quarter	16.50	15.25	.1875
Third Quarter	16.25	14.50	—
Fourth Quarter	15.25	14.00	.1875
			$.375
2001
First Quarter	$12.75	$12.13	$—
Second Quarter	14.00	12.50	.1875
Third Quarter	15.00	13.25	—
Fourth Quarter	18.00	13.50	.1875
			$.375

These quotations reflect inter-dealer prices, without retail mark-up, mark down or commission, and may not necessarily represent actual transactions.

          (b) Shareholders.  As of March 10, 2003, there were 223 shareholders of record of the common stock.  There were no other classes of securities outstanding.

          (c) Dividends.  On June 8, 2001 the Company paid an 18.75 cent per share cash dividend in addition to a similar 18.75-cent per shared dividend on December 6, 2001.  On June 6, 2002, the Company also paid an 18.75 cent per share cash dividend in addition to a similar 18.75 cent per share dividend on December 11, 2002. It is the present intention of the Company to issue semi-annual cash dividends so long as said dividends do not inhibit future development or growth of the Company.  Additionally, payment of cash dividends by the Company is dependent upon payment of dividends by the Bank to the Company.  Payment of cash dividends by the Bank may under certain circumstances require approval of the California Department of Financial Institutions, and as a matter of law, the Bank may only declare cash dividends from the lesser of its retained earnings or its undistributed net income from the last three years, less any dividends paid during those three years.  In the event that the Bank does not have retained earnings or net income for the last three fiscal years, the Bank may declare dividends only with the prior written consent of the Department of Financial Institutions.

ITEM 6.  SELECTED FINANCIAL DATA

          The following selected financial information of the Company for the years from the period January 1, 1998 through December 31, 2002 should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report.

FINANCIAL HIGHLIGHTS

For the year ended December 31,	2002	2001	2000	1999	1998

Net Income	$1,712,363	$2,015,370	$2,413,617	$1,839,155	$1,767,392
Earnings Per Common Share	$0.93	$1.09	$1.32	$1.01	$0.99
Earnings Per Common Share assuming dilution	$0.92	$1.08	$1.30	$0.99	$0.95
Cash Dividends per Share declared	$.375	$.375	$.375	$.375	$.375
AT YEAR END (In Thousands)
Deposits	$127,345	$128,744	$128,087	$119,996	$109,889
Loans (Net)	103,441	87,142	83,716	56,072	53,013
Assets	147,236	147,652	145,703	135,904	124,656
Shareholders’ Equity	18,952	18,210	16,835	15,153	14,088
Non-performing Loans to Total Loans	0.49%	0.16%	0.05%	0.28%	2.48%
Allowance to Non-performing Loans	319.41%	1,039.14%	3,263.10%	805.69%	100.46%
Allowance to Non-Performing Assets	319.41%	1,039.14%	3,263.10%	805.69%	86%
Tier 1 Capital	14.09%	16.23%	13.90%	19.67%	19.49%
Total Tier Capital	15.25%	17.38%	14.94%	20.89%	20.71%
Leverage Ratio	12.11%	12.52%	11.89%	11.61%	11.07%

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The section labeled Management’s Discussion and Analysis of Financial Condition and Results of Operation appearing in the Registrant’s Annual Report to shareholders for the year ended December 31, 2002 are incorporated by reference herein.

Forward Looking Statements

This Annual Report on Form 10-K includes forward-looking information, which is subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act ant the Private Securities Litigation Reform Act of 1995.  When the Company uses or incorporates by reference in this Annual Report on Form 10-KSB the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “commit,” “believe” and similar expressions, the Company intends to identify forward-looking statements.  Such statements are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-K.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  Such risks and uncertainties include, but are not limited to, the following factors: (i) general economic conditions, whether national or regional, that could affect the demand for loans and other banking services or lead to increased loan losses; (ii) competitive factors, including increased competition with community, regional and national financial institutions that may lead to pricing pressures on rates the Bank charges on loans and pays on deposits or reduce the value of real estate collateral securing the Bank’s loans; (iii) loss of customers of greatest value to the Bank or other losses; (iv) increasing or decreasing interest rate environments that could lead to decreased net interest margin and volatility of rate sensitive loans and deposits; (v) changing business conditions in the banking industry; (vi) changes in the regulatory environment or new legislation; (vi) changes in technology or required investments in technology; (vii) credit quality deterioration which could cause an increase in the provision for loan losses; (viii) dividend restrictions; (ix) the effects of the September 11, 2001 terrorist attacks and their aftermath; (x) increased political tensions in Iraq and elsewhere in the Middle East; and (xi) increased regulation of the securities markets, whether pursuant to the Sarbanes-Oxley Act of 2002 or otherwise. Investors and other readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date of the statement.  The Company undertakes no obligation to revise any forward-looking statement to reflect later events or circumstances.

Critical Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Bank’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Note 1 to the Financial Statements describes the significant accounting policies used in the preparation of the Financial Statements.

A critical accounting policy is defined as one that is both material to the presentation of the Company’s financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the Company’s financial condition and results of operations.  Management believes that the following are critical accounting policies.

          Allowance For Loan Losses.  The allowance for possible loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).  Monthly detailed reviews are performed to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses to be charged to expense.  Loans identified as less than “acceptable” are reviewed individually to estimate the amount of probable losses that need to be included in the allowance.  These reviews include analysis of financial information as well as evaluation of collateral securing the credit.  Additionally, management considers the inherent risk present in the “acceptable” portion of the loan portfolio taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools.

          Stock Based Compensation.  SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock

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

          The following table shows the estimated impact of various interest rate shocks on net interest income and the fair values of financial instruments at December 31, 2002:

			Fair Values of Financial Instruments

	Net Interest Income		Assets		Liabilities

	Amount	% Change	Amount	% Change	Amount	% Change

+ 200 basis points	$7,480	23.2%	$143,079	(0.5)%	$121,535	(2.9)%
+ 100 basis points	6,774	11.6	143,427	(0.2)	123,282	(1.5)
Static	6,071	0.0	143,782	0.0	125,108	0.0
- 100 basis points	5,383	(11.3)	144,144	0.3	126,881	1.4
- 200 basis points	4,518	(25.6)	144,458	0.5	128,524	2.7

          Loans and certificates of deposit represent the majority of interest rate exposure. Investments represent 20.2% of interest earning assets.  Their impact on net interest income in today’s environment would be negative as a majority of the investments have a higher earnings rate than what is currently available in the marketplace.  This can be mitigated if the maturing investments are reinvested in loans versus time certificates of deposit or other securities because loans offer a higher rate of return.  Historically, savings and interest-bearing checking accounts have not repriced in proportion to changes in overall market interest rates. Net change in net interest income can be attributed to the balance of loans and certificates of deposit maturing/repricing.

          As a result, in an increasing/decreasing interest rate environment net interest income would increase/decrease.

          The change in fair values of financial assets is mainly a result of total loans representing 79.8% of total interest-earning assets.  Of these loans, $8.4 million have fixed interest rates, which decline in value during a period of rising interest rates.

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

          The consolidated statement of financial position as of December 31, 2002 and 2001 and the consolidated statements of income, changes in shareholders’ equity and cash flows for the years ended December 31, 2002, 2001, and 2000, together with the report of independent public accountants appearing in the Registrant’s Annual Report to shareholders for the year ended December 31, 2002 are incorporated by reference herein.

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

          The information regarding directors and executive officers required of this item is presented in the Company’s Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on May 14, 2003 under “Election of Directors,” and “Directors and Executive Officers which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company’s fiscal year.  The information concerning executive officers requested by paragraphs (b) and (e) is set forth under Part I in a separate Item captioned “Executive Officers of Summit Bancshares, Inc. “

ITEM 11.	EXECUTIVE COMPENSATION

          The information required by this item is presented in the Company’s Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on May 14, 2003. Under “Executive Compensation,” which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company’s fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is presented in the Company’s Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on May 14, 2003, under “Principal Security Holders” and “Security Ownership of Management,” which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company’s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is presented in the Company’s Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held May 14, 2003, under “Certain Relationships and Related Transactions,” which is incorporated in this Report by reference thereto and will be filed within 120 days after the end of the Company’s fiscal year.

ITEM 15.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Registrant required to be included in our periodic filings with the Securities and Exchange Commission.

PART IV

ITEM 145.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.	Consolidated Financial Statements.

The following Financial Statements are included in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2002 and are incorporated by reference herein pursuant to Item 8.

Consolidated Statement of Financial Position - December 31, 2002 and 2001.

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

Statements of Changes in Shareholders’ Equity (Consolidated and Parent Company Only) for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001and 2000

Notes to Consolidated Financial Statements

Report of Independent Accountants

(b) 2.	Financial Statement Schedules.

Not Applicable

In accordance with the rules of Regulation S-X, the required schedules are not submitted because they are not applicable to or required of the Company.

(c) 3.	Index to Exhibits.

The following exhibits are attached hereto or are incorporated by reference pursuant to Item 601 of Regulation S-K:

	Exhibit Number	Exhibit

	3.1 *	Articles of Incorporation Of Summit Bancshares Inc.

	3.2 *	Bylaws of Summit Bancshares Inc.

3.3 *	Amendment to By-Laws of Summit Bancshares, Inc.

4.1 *	Specimen Stock Certificate

10.1 *	Lease – Broadway Property

10.2 *	Summit Bancshares, Inc. Incentive Stock Option Plan

10.4 *	Employment Agreement/ Shirley W. Nelson

10.6 *	Lease-Walnut Creek

10.7 *	Lease-Emeryville Property

	Exhibit Number	Exhibit

	10.8 *	Lease-Oakland Office Expansion

	10.9 *	Lease Walnut Creek New Premises

	10.10 *	Lease-Emeryville - Renegotiated

	10.11 *	Summit Bancshares, Inc. 1989 Non-Qualified Stock Option Plan for Directors

	10.12 *	Stock Option Agreement Form Summit Bancshares, Inc. Incentive Stock Option Plan

	10.13 *	Stock Option Agreement Form 1989 Non-Qualified Stock Option Plan for Directors

	10.15 *	Lease-Walnut Creek Summit Bancshares, Inc. owned Property

	10.15 *	Lease-Emeryville Renegotiated

	10.16 *	Lease-Pleasanton New Premises

	11	Earnings Per Share Calculation

	13	Portions of Annual Report to Shareholders for the Year Ended December 31, 2002

	22	Wholly Owned Subsidiary of Summit Bank-Summit Equities, Inc.

	23	Vavrinek, Trine, Day and Co., LLP

	25.1	Power of Attorney-see Signature Page

* Previously Filed

(b)	Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended December 31, 2002.

SARBANES-OXLEY ACT SECTION 302 CERTIFICATION
OF CHIEF EXECUTIVE OFFICER

I, Shirley W. Nelson, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Summit Bancshares, Inc (the “Company”);

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.

The Company ’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	Evaluated the effectiveness of the Company ’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company ’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company ’s auditors and the audit committee of the Company’s board of directors:

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the Company ’s ability to record, process, summarize and report financial data and have identified for the Company ’s auditors any material weaknesses in internal controls; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company ’s internal controls; and

6.

The Company ’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/s/ SHIRLEY W. NELSON

Shirley W. Nelson Chief Executive Officer

SARBANES-OXLEY ACT SECTION 302 CERTIFICATION
OF CHIEF FINANCIAL OFFICER

I, Kikuo Nakahara, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Summit Bancshares, Inc (the “Company”);

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Bank and have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the Bank’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company ’s internal controls; and

6.

The Company ’s other certifying officer and I have indicated in this annual report whether or note there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/s/ KIKUO NAKAHARA

Kikuo Nakahara Chief Financial Officer

SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

          In connection with this annual report on Form 10-K of Summit Bank (the “Bank”) for the period ended December 31, 2002, I, Shirley W. Nelson, Chief Executive Officer, hereby certify pursuant to 18 U.S.C. §1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

          1.          This Form 10-K for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2.          The information contained in this Form 10-K for the period ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Bank.

Date: March 26, 2003
	By:	/s/ SHIRLEY W. NELSON

Shirley W. Nelson Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Summit Bancshares, Inc. and will be retained by Summit Bancshares, Inc and furnished to the Securities and Exchange Commission or its staff upon request.

SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

          In connection with this annual report on Form 10-K of Summit Bank (the “Bank”) for the period ended December 31, 2002, I, C. Michael Ziemann, Executive Vice President and Chief Financial Officer of the Bank, hereby certify pursuant to 18 U.S.C. §1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

          1.          This Form 10-K for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2.          The information contained in this Form 10-K for the period ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Bank.

Date: March 24, 2003
	By:	/s/ C. MICHAEL ZIEMANN

C. Michael Ziemann Executive Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Summit Bancshares, Inc. and will be retained by Summit Bancshares, Inc and furnished to the Securities and Exchange Commission or its staff upon request.

WEIGHTED AVERAGE SHARES
TWELVE MONTHS ENDED DECEMBER 31, 2002

	# of shares		Date	# of days

	1,850,492		12-31-01(BAL FWD)
Q1	1,850,492	TO	02/25/02	56.00	103,627,552
	1,854,328	TO	03/31/02	34.00	63,047,152
		TO		—	—
		TO		—	—
Q2	1,854,328	TO	06/30/02	91.00	168,743,848
	—	TO	01/00/00	—	—
Q3	1,854,328	TO	09/29/02	91.00	168,743,848
	1,840,263	TO	09/30/02	1.00	1,840,263
Q4	1,840,043	TO	11/07/02	38.00	69,921,634
	1,843,243	TO	12/27/02	50.00	92,162,150
	1,837,643	TO	12/31/02	4.00	7,350,572
		TO		—	—
		TO		—	—
		TO		—	—
	Q-T-D			92.00	170,584,111
	Y-T-D			365.00	675,437,019
	AVERAGE SHARES OUTSTANDING FOR THE QUARTER			1,854,175
	AVERAGE SHARES OUTSTANDING FOR THE YEAR			1,850,512

	AVERAGE PRICE FOR THE QTR				15.330

	INCREMENTAL SHARES FOR THE YEAR				16,260

	OPTIONS-FULLY DILUTED

	NO OF SHARES	AVG. PRICE QTD	OPTION PRICE	# OF SHARES QTD

Robert Bickford	5640	15.250	$14.00	460
AT	500	15.250	$14.00	41
MG	1000	15.250	$14.00	82
StN	500	15.250	$14.00	121
SS	1000	15.250	$14.00	82
SL	1528	15.250	$11.53	371
AK	1528	15.250	$11.53	371
PB	1536	15.250	$11.53	373
NR	1600	15.250	$11.53	388
SN	1600	15.250	$11.53	388
AT	1600	15.250	$11.53	388
SN	3200	15.250	$4.44	2,257
MZ	8000	15.250	$4.44	5,643
DD	4000	15.250	$4.44	2,821

Total				13,785

INCREMENTAL SHARES - Q1	17,438
INCREMENTAL SHARES - Q2	17,566
INCREMENTAL SHARES - Q3	16,251
INCREMENTAL SHARES - Q4	13,785

	Basic	Dilutive

TOTAL SHARES FOR QUARTER	1,854,175	1,867,960
TOTAL SHARES YEAR-TO-DATE	1,850,512	1,866,772

NET INCOME FOR QUARTER	$431,823	$431,823

NET INCOME YEAR TO DATE,	1,712,363	1,712,363

EARNINGS PER SHARE QTD	$0.23	$0.23
EARNINGS PER SHARE, YTD	$0.93	$0.92

SUMMIT EQUITIES. INC.
(PARENT COMPANY ONLY)
DECEMBER 31, 2002

ASSETS
CASH	$10,864.21
TOTAL ASSETS	$10,864.21

LIABILITIES AND SHAREHOLDERS EQUITY
LIABILITIES
RESERVE FOR FED TAXES	$0.00
RESERVE FOR STATE TAXES	$0.00
TOTAL RESERVE FOR TAXES	$0.00

TOTAL LIABILITIES	$0.00

SHAREHOLDERS EQUITY
COMMON STOCK	$10,000.00
RETAINED EARNINGS	$864.21
PROFIT/LOSS YEAR-TO-DATE	$0.00

$10,864.21
TOTAL SHAREHOLDERS EQUITY	$10,864.21
TOTAL LIABILITIES & SHAREHOLDERS EQUITY	$10,864.21

SUMMIT EQUITIES, INC.
(PARENT COMPANY ONLY)
YEAR ENDED DECEMBER 31, 2002

INCOME
INTEREST INCOME - MMA & TCD	$0.00
INTEREST INCOME – LOANS	$0.00
OTHER INCOME	$0.00

TOTAL INCOME	$0.00
EXPENSE
BUILDING DEPRECIATION	$0.00
ANNUAL REPORT & MEETING EXPENSE	$0.00
MISCELLANEOUS EXPENSE	$0.00
LEGAL	$0.00
PROPERTY/TAXES	$0.00

TOTAL EXPENSES	$0.00

INCOME BEFORE TAXES & EARNINGS OF SUBSIDIARY	$0.00

PROVISION FOR TAXES
FEDERAL INCOME TAX PROVISION	$0.00
STATE INCOME TAX PROVISION	$0.00
TOTAL TAX PROVISION	$0.00

NET INCOME	$0.00

SIGNATURES

SUMMIT BANCSHARES, INC.

Date: March 26, 2003	By:	/s/ SHIRLEY W. NELSON

Shirley W. Nelson, Chief Chairman and CEO (Principle Executive Officer)

Date: March 26, 2003	By:	/s/ KIKUO NAKAHARA

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

Signature	Title	Date

/s/ SHIRLEY W. NELSON	Chairman of the Board and Chief Executive Officer	3/26/03

SHIRLEY W. NELSON

/s/ KIKUO NAKAHARA	Chief Financial Officer and Director	3/26/03

KIKUO NAKAHARA

/s/ GEROGE H. HOLLIDGE	Director	3/26/03

GEORGE H. HOLLIDGE

/s/ STUART J. KAHN	Director	3/26/03

STUART J. KAHN

/s/ JOHN PROTOPAPPAS	Director	3/26/03

JOHN PROTOPAPPAS

/s/ MARY C. WARREN	Director	3/26/03

MARY C. WARREN