Form 10-Q
period 2003-03-31
SUMMIT BANCSHARES INC/CA
filed 2003-05-14
CIK 353203

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: March 31, 2003

COMMISSION FILE NUMBER: 0-11108

SUMMIT BANCSHARES, INC.

STATE OF CALIFORNIA

2969 BROADWAY, OAKLAND CALIFORNIA 94611

(510)839-8800

I.R.S. IDENTIFICATION NUMBER

94-2767067

Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.  YES  ☐  NO  ☒

The number of shares outstanding of the registrant’s common stock was 1,827,797 shares of no par value common stock issued as of March 31, 2003

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED

BALANCE SHEET AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

	Unaudited	Unaudited
	03/31/03	12/31/02
ASSETS
Cash and due from banks	$6,789,678	$9,243,949
Federal funds sold	0	9,875,000

Cash and cash equivalents	6,789,678	19,118,949
Time deposits with other financial institutions	12,977,216	15,347,432
Investments held to maturity, at cost (fair value of $2,042,880 at March 31, 2003 and $2,061,250 at December 31, 2002)
	2,009,792	2,013,784
Loans	108,155,680	105,079,730
Less: allowance for loan losses	1,649,821	1,638,588

Net Loans	106,505,859	103,441,142
Premises and equipment, net	675,996	700,288
Interest receivable and other assets	4,982,280	6,614,004

Total Assets	$133,940,821	$147,235,599

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand	$40,893,513	$51,408,566
Interest-bearing transaction accounts	41,537,886	39,978,860
Savings	2,309,077	2,136,146
Time certificates $100,000 and over	21,834,645	27,573,742
Other time certificates	5,657,937	6,247,901

Total Deposits	112,233,058	127,345,215
Fed Funds Purchased	1,080,000	0
Interest payable and other liabilities	1,389,221	938,293

Total Liabilities	114,702,279	128,283,508
Shareholders' Equity
Preferred Stock, no par value:
2,000,000 shares authorized, no shares outstanding	0	0
Common Stock, no par value:
3,000,000 shares authorized;
1,827,797 shares outstanding at March 31, 2003 and 1,837,643 at December 31, 2002	3,334,916	3,475,640
Retained Earnings	15,903,626	15,476,451

Total Shareholders’ Equity	19,238,542	18,952,091

Total Liabilities and Shareholders’ Equity	$133,940,821	$147,235,599

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	Unaudited THREE MONTHS ENDED 3-31-03	Unaudited THREE MONTHS ENDED 3-31-02
INTEREST INCOME:
Interest and fees on loans	$1,854,125	$1,804,613
Interest on time deposits with other financial institutions	175,073	312,188
Interest on U.S. government treasury securities	22,258	22,258
Interest on federal funds sold	11,721	110,446

Total interest income	2,063,177	2,249,505
INTEREST EXPENSE:
Interest on deposits	248,546	499,877

Total interest expense	248,546	499,877

Net interest income	1,814,631	1,749,628
Provision for loan losses	3,000	17,000

Net interest income after provision for loan losses	1,811,631	1,732,628
NON-INTEREST INCOME:
Service charges on deposit accounts	68,387	63,019
Other customer fees and charges	51,434	72,660

Total non-interest income	119,821	135,679
NON-INTEREST EXPENSE:
Salaries and employee benefits	793,015	806,260
Occupancy expense	77,999	75,029
Equipment expense	92,172	80,181
Other	248,362	276,085

Total non-interest expense	1,211,548	1,237,555
Income before income taxes	719,904	630,752
Provision for income taxes	292,729	253,285

Net Income	$427,175	$377,467

EARNINGS PER SHARE:
Earnings per common share	$0.23	$0.20
Earnings per common share assuming dilution	$0.23	$0.20
Weighted average shares outstanding	1,836,394	1,854,328
Weighted avg. shrs. outsdg. assuming dilution	1,848,707	1,871,766

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF  CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(UNAUDITED)

	THREE MONTHS ENDED 3-31-03	THREE MONTHS ENDED 3-31-02
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$1,859,633	$1,925,464
Fees received	323,365	425,305
Interest paid	(248,546)	(530,300)
Cash paid to suppliers and employees	(1,163,230)	(879,558)
Income taxes paid	0	0

Net cash provided by operating activities	771,222	940,911
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in time deposits with other financial institutions	2,370,216	2,472,587
Maturity of investment securities	3,992	3,992
Net (increase) decrease in loans to customers	(3,109,492)	(7,000,607)
(Increase) decrease in premises and equipment	(24,026)	(107,494)

Net cash provided by (used in) investing activities	(759,310)	(4,631,522)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in demand, interest bearing transaction, and savings deposits	(6,951,398)	3,965,143
Net increase (decrease) in time deposits	(6,329,061)	13,205,097
Increase (decrease) in fed funds purchased	1,080,000	0
Repurchase of common strock	(142,500)	0
Exercise of Stock Option	1,776	12,467

Net cash provided by financing activities	(12,341,183)	17,182,707

Net increase in cash and cash equivalents	(12,329,271)	13,492,096
Cash and cash equivalents at the beginning of the period	19,118,949	25,602,202

Cash and cash equivalents at the end of the period	$6,789,678	$39,094,298

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income	$427,175	$377,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,318	59,083
Provision for loan losses and OREO losses	3,000	17,000
(Increase) decrease in interest receivable & other assets	(199,974)	103,756
Increase (decrease) in unearned loan fees	41,775	46,018
Increase (decrease) in interest payable & other liabilities	450,928	337,587

Total adjustments	344,047	563,444

Net cash provided by operating activities	$771,222	$940,911

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(UNAUDITED)

	NUMBER OF SHARES OUTSTANDING	COMMON STOCK	RETAINED EARNINGS	TOTAL
Balance at December 31, 2001	1,850,492	$3,752,486	$14,457,382	$18,209,868
Stock Options Exercised	3,836	12,467	0	12,467
Net Income	0	0	377,467	377,467

Balance at March 31, 2002	1,854,328	3,764,953	14,834,849	18,599,802

Balance at December 31, 2002	1,837,643	3,475,640	15,476,451	18,952,091
Stock Options Exercised	154	1,776	0	1,776
Repurchase of Common Stock	(10,000)	(142,500)	0	(142,500)
Net Income	0	0	427,175	427,175

Balance at March 31, 2003	1,827,797	$3,334,916	$15,903,626	$19,238,542

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2003 and the results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002.

Certain information and footnote disclosures presented in the Company’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to Shareholders, which is incorporated by reference in the Company’s 2002 annual report on Form 10-K. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

2. COMPREHENSIVE INCOME

The Company had no items of other comprehensive income for the three-month period ended March 31, 2003 and 2002. Accordingly, total comprehensive income was equal to net income for each of those periods

3. SEGMENT REPORTING

The Company is principally engaged in community banking activities through the three banking offices of its subsidiary bank. The community banking activities include accepting deposits, providing loans and lines of credit to local individuals and businesses, and investing in investment securities and money market instruments. The three banking offices have been aggregated into a single reportable segment. Because the Company’s financial information is internally evaluated as a single operating segment, no separate segment information is presented. The combined results are reflected in these financial statements.

4. EARNINGS PER SHARE

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

		Weighted	Per Share
	Net Income	Avg. Shares	Amount
	For the quarter ended March 31, 2003
Basic Earnings per share	$427,000	1,836,394	$.23
Stock Options		12,313
Diluted Earnings per share	$427,000	1,848,707	$.23

		Weighted	Per Share
	Net Income	Avg. Shares	Amount
	For the quarter ended March 31, 2002
Basic Earnings per share	$377,000	1,854,328	$.20
Stock Options		17,438
Diluted Earnings per share	$377,000	1,871,766	$.20

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

Stock Based Compensation

6. STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock Based Compensation,” defines a fair-value method of accounting for stock based compensation. As permitted by SFAS No. 123, the Company continues to account for stock options under the intrinsic value method of APB Opinion No. 25, under which no compensation cost has been recognized. Pro-Forma net income and earnings per share data as if compensation costs for stock option grants had been determined consistent with SFAS No. 123 are shown in the table below:

	Quarter Ended	Quarter Ended
	3/31/2003	3/31/2002
Net Income
As reported	$427,175	$377,467
Stock Based Compensation using Intrinsic Value Method	$0	$0
Stock Based Compensation that would have been reported using the Fair Value Method of SFAS 123	$(1,303)	$(1,465)

Pro Forma	$425,872	$376,002

Basic earningsd per share
As Reported	$0.23	$0.20
Pro Forma
Diluted earnings per share
As Reported	$0.23	$0.20
Pro Forma

INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended March 30, 2003 The table presents each major category of interest-earning assets and interest bearing-liabilities.

INTEREST RATE RISK REPORTING SCHEDULE

REPORTING INSTITUTION: SUMMIT BANK	REPORTING DATE: 3-31-03

			REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT
			($000.00)
			OMITTED	UP	>1	>2	>3	>4	>5	OVER
			TOTAL	1	<2	<3	<4	<5	<10	10
I.		EARNING ASSETS
	A.	INVESTMENTS:
	1.	U.S.TREASURIES	$0	$0	$0	$0	$0	$0	$0	$0
	2.	U.S. AGENCIES	2,010	2,010	0	0	0	0	0	0
	3.	FED FUNDS SOLD	0	0	0	0	0	0	0	0
	4.	PURCHASED CDS	12,977	12,284	693	0	0	0	0	0

		TOTAL INVESTMENTS	$14,987	$14,294	$693	$0	$0	$0	$0	$0
	B.	LOANS	$104,568	$84,599	$9,018	$4,180	$4,002	$2,241	$528	$0

		TOTAL LOANS	$104,568	$84,599	$9,018	$4,180	$4,002	$2,241	$528	$0
	C.	TOTAL EARNING ASSETS	$119,555	$98,893	$9,711	$4,180	$4,002	$2,241	$528	$0
II.		COST OF FUNDS (DEPOSITS)
	A.	CERTIFICATE OF DEPOSITS	$27,493	$26,386	$1,103	$4	$0	$0	$0	$0
	B.	MONEY MARKET ACCOUNTS	36,456	33,102	1,750	1,604	0	0	0	0
	C.	TRANSACTION ACCOUNTS	7,084	3,427	947	907	460	438	905	0
	D.	SAVINGS ACCOUNTS	2,309	1,484	214	205	104	98	204	0

		TOTAL DEPOSITS	$73,342	$64,399	$4,014	$2,720	$564	$536	$1,109	$0
		FEDERAL FUNDS PURCHASED	$1,080	$1,080	$0	$0	$0	$0	$0	$0
		TOTAL COST OF FUNDS	$74,422	$65,479	$4,014	$2,720	$564	$536	$1,109	$0
III.		INTEREST SENSITIVE ASSETS	$119,555	$98,892	$9,711	$4,180	$4,002	$2,241	$529	$0
IV.		INTEREST SENSITIVE LIABILITIES	$74,422	$65,478	$4,014	$2,719	$564	$536	$1,110	$0

V.		GAP	$45,133	$33,414	$5,697	$1,461	$3,437	$1,705	$(581)	$0
VI.		CUMULATIVE GAP	$45,133	$33,414	$39,111	$40,572	$44,010	$45,714	$45,133	$0
VII.		GAP RATIO	1.61	1.51	2.42	1.54	7.09	4.18	0.48	0.00
VIII.		CUMULATIVE RATIO	1.61	1.51	1.56	1.56	1.60	1.62	1.61	1.61
IX.		GAP AS A % OF TOTAL ASSETS	34.78	25.75	4.39	1.13	2.65	1.31	-0.45	0.00
X.		CUMULATIVE GAP AS A % OF TOTAL ASSETS	34.78	25.75	30.14	31.26	33.91	35.23	34.78	34.78

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003

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

FINANCIAL CONDITION

Liquidity Management

The consolidated loan-to-deposit ratio at March 31, 2003 was 94.9%, which was an increase from 64.5% for the same period in 2002. Net outstanding loans as of March 31, 2003 increased $12,426,000 or 13% compared to the same period a year ago while total deposits decreased $33,681,000 or 23% versus the same time last year. The increase in loans was mainly due to Summit’s effort in marketing its products and the continuing success of the Real Estate Capital Markets Group. Regarding the decrease in deposits, at the beginning of 2002, a large depositor merged and consolidated its operations in Southern California moving many of its largest accounts there. Brokered deposits were purchased to assist in the liquidation of this relationship. Although some accounts in the amount of $5,000,000 did transfer, some have remained with the Bank as the transfer has taken longer than anticipated. As of March 31, 2003 the balance remaining in these accounts was approximately $11,655,000. To reduce expenses, all brokered deposits in the amount of $19,000,000 were allowed to mature and were not renewed. In addition, at the beginning of 2002, another client was involved in a legal suit, which resulted in a settlement and liquidation of $8,000,000 in time deposits. The Bank is actively pursuing other depository relationships to offset this decline in deposit. The average loan-to-deposit ratio at the end of the first quarter of 2003 was 87.9%, an increase from 63.6% for the same period last year. This increase was caused by a decrease in average total deposits of $19,121,000 or 13.7% from the same quarter last year, while average total loans increased $14,550,000 or 16.0% from the same quarter last year.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, investment securities and federal funds sold totaled $21,777,000 on March 31, 2003. This amount represented 19.4% of total deposits in comparison to the liquidity ratio of 45.1% as of March 31, 2002. This decrease is primarily a result of the decrease in deposits discussed previously. It is management’s belief that the current liquidity level is appropriate given current economic conditions and is sufficient to meet current needs.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.

Investment Comparative

($000.00 Omitted)

	3-31-03%		12-31-02%		3-31-02%
Fed funds sold	$0	0%	$9,875	36%	$31,650	54%
Interest bearing deposits	12,977	87%	15,347	56%	24,717	42%
Securities	2,010	13%	2,014	8%	2,026	4%

Total	$14,987	100%	$27,236	100%	$58,393	100%

Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on March 31, 2003 were comprised of U.S. Gov’t agencies.

Changes in Financial Position

As of March 31, 2003, total deposits decreased $15,112,000 or 11.8% from December 31, 2002 while at the same time net loans outstanding increased $3,065,000 or 3% from December 31, 2002. Total deposits as of March 31, 2003 were $112,233,000, a decrease of 23.1% from $145,914,000 as of March 31, 2002. Net loans as March 31, 2003 were $106,506,000, an increase of 13.2% from $94,080,000 as of March 31, 2002.

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.

Deposit Comparative

($000.00 Omitted)

	3-31-03%		12-31-02%		3-31-02%
Demand	$40,893	36%	$51,409	40%	$40,869	28%
Savings	2,309	2%	2,136	2%	2,609	2%
Interest bearing Trans. Deposits	41,538	37%	39,979	31%	50,091	34%
Other time	27,493	25%	33,821	27%	52,345	36%

Total	$112,233	100%	$127,345	100%	$145,914	100%

The following table sets forth the amount of loans outstanding by category and the percent of total loans outstanding at the dates specified.

Loan Comparative

($000.00 Omitted)

	3-31-03%		12-31-02%		3-31-02%
Commercial	$35,063	32%	$29,269	28%	$29,378	31%
Real estate-const	26,103	24%	26,922	25%	26,540	28%
Real estate-other	40,805	38%	42,498	41%	33,634	35%
Installment/other	6,185	6%	6,391	6%	6,062	6%

Total	$108,156	100%	$105,080	100%	$95,614	100%

Non-Performing Assets

The following table provides information with respect to the Bank’s past due loans and components for non-performing assets at the dates indicated.

Non-Performing Assets

($000.00 Omitted)

	3-31-03	12-31-02	3-31-02
Loans 90 days or more past due & still accruing	$61	$150	$686
Non-accrual loans	144	363	0
Other real estate owned	0	0	0

Total non-performing assets	$205	$513	$686

Non-performing assets to period end loans plus other real estate owned	0.19%	0.49%	0.71%
Allowance to non-performing loans	804.9%	319.5%	223.6%

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

The decrease in non-performing assets from March 31, 2002 to March 31, 2003 is due primarily to a decrease in loans 90 days or more past due and still accruing. These loans are all secured by real estate.

Capital Position

As of March 31, 2003, Shareholders’ Equity was $19,239,000. This represents an increase of $639,000 or 3.4% over the same period last year. Since 1989, the Company has authorized the repurchase of $3,500,000 of its stock. As of March 31, 2003, the Company has repurchased a total of 698,565 shares of the Company stock constituting 32.5% of the Company’s stock outstanding in 1989, at a total cost of $3,114,000, or an average price per share of $4.46. The repurchase have not significantly affected the Company’s liquidity or capital position or its ability to operate. In addition, the Company’s subsidiary Bank remains more than well-capitalized under current regulations.

The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same categories as of March 31, 2003:

	Capital Ratio	Minimum Regulatory requirement
Tier 1 Capital	14.53%	4.00%
Total Capital	15.70%	8.00%
Leverage Ratio	13.67%	4.00%

RESULTS OF OPERATIONS

Net Interest Income

Total interest income including loan fees decreased from $2,250,000 for the first three months of 2002 to $2,063,000 for the same period in 2003.

Although loans increased in the first quarter of 2003 versus the same period last year, the yield on loans and fees decreased from 7.90% in 2002 to 7.01% in the 2003. This was primarily due to a decrease in the average prime rate from an average rate of 4.75% in the first quarter of 2002 to an average rate of 4.25% for the same period this year. Average outstanding loans increased from $92,647,000 in 2002 to $107,327,000 in the first quarter of 2003.

The decrease in interest income from investments was due to a decrease in the average total investments outstanding from $54,642,000 in the first quarter 2002 to $20,975,000 for the same period in 2003. The primary reason for the decline in investments outstanding was the increase in loans and a decrease in brokered deposits. The yield on investments increased from 3.30% in 2002 to 4.04% for the same period in 2003 primarily due to long term CDs and investments.

Interest expense decreased from $500,000 at the end of the first three months of 2002 to $249,000 for the same period in 2003. This was caused by a decrease in average outstanding interest bearing deposits, which decreased from an average outstanding of $104,511,000 for the first quarter of 2002 to $76,156,000 for the same period in 2003. This decrease was caused by circumstances mentioned previously in this report. In addition, the average cost of funds for the period ending March 31, 2003 decreased to 1.29% from 1.94% for the same period last year.

As a result of these factors, net interest margin for the first three months of 2003 was 5.74% compared to 4.75% for the same period last year.

Other Operating Income

Service charges on deposit accounts as of the end of the first three months of 2003 increased to $68,000 versus $63,000 for the same period in 2002. The increase was centered in fees collected on service charges related to NSF fees on commercial accounts.

Other customer fees and charges for the first three months decreased $21,000 or 29%, which was centered in CD early withdrawal fees of the same amount collected in 2002.

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

The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans:

	3-31-03		12-31-02		3-31-02
	Amount	Loan Percent	Amount	Loan Percent	Amount	Loan Percent
	($000.0 omitted)
Commercial	$610	32.5%	$580	27.8%	$610	39.8%
Construction	475	24.1%	400	25.6%	340	22.2%
Real Estate	500	37.7%	411	40.5%	295	34.8%
Consumer	65	5.7%	48	6.1%	50	3.2%
Unallocated	N/A	0.0%	200	N/A	239	N/A

	$1,650	100.0%	$1,639	100.0%	$1,534	100.0%

The following table summarizes the activity in the Bank’s allowance for credit losses for the three months ended March 31, 2003 and 2002.

	Three Months Ended
	3/31/03	3/31/02
	(000.00 Omitted)
Balance, beginning of the period	$1,639	$1,507
Provision for loan losses	3	17
Recoveries	8	10
Loans Charged-off	0	0

	$1,650	$1,534

The balance in the allowance for loan losses at March 31, 2003 was 1.52% of loans compared to 1.60% of loans at March 31, 2002. This level is considered appropriate and is approximately the same as the industry average.

Other Operating Expenses

Total other operating expenses decreased $26,000 or 2% as of the end of the first three months of 2003 compared to the same period last year. This decrease was not centered in any particular expense but was spread between several expense items.

Provision for Income Taxes

The Company’s provision for income taxes as of the end of the first three months of 2003 increased from $253,000 in 2002 to $293,000. This increase is attributable to an increase in profits from operations as a result of increased loan activity. For the same period in 2003 the Company’s total effective tax rate was 40.7% compared to 40.2% in 2002.

Net Income

Net income for the first three months of 2003 increased to $427,000 from $377,000 for the same period in 2002, or an increase of 13.2%.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate and credit risks are the most significant market risks impacting the Company’s performance. Other types of market risk, such as foreign currency exchange rate risk and the commodity price risk, do not arise in the normal course of the Company’s business activities. The Company relies on loan reviews, prudent loan underwriting standards and an adequate allowance for loan losses to mitigate credit risk.

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

Management has assessed these risks and has implemented an investment policy, continued to stress its loan programs and decreased interest rates it pays on deposit accounts commensurate with the marketplace to help mitigate the downward pressure on its net interest margin.

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

There were no significant changes in the Company’s internal controls, the Company’s disclosure controls and procedures, or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. Currently, the Company has no outstanding suits brought against it.

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99-1 – Certification of CEO pursuant to Section 906 of Sarbanes-Oxley

99-2 – Certification of CFO pursuant to Section 906 of Sarbanes-Oxley

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT BANCSHARES, INC.
Registrant

DATE: May 12, 2003	By:	/s/ SHIRLEY W. NELSON
Shirley W. Nelson
Chairman and CEO (Principal Executive Officer)

DATE: May 12, 2003	By:	/s/ KIKUO NAKAHARA
Kikuo Nakahara
Chief Financial Officer (Principal Financial Officer)

The remainder of this page is intentionally left blank

Certifications

I, Shirley W. Nelson, certify that:

1.	I have reviewed this quarterly report on Form 10Q of Summit Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ) “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of these disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 12, 2003

/s/ SHIRLEY NELSON
Shirley W. Nelson
Chairman and CEO

Certifications

I, Kikuo Nakahara, certify that:

1.	I have reviewed this quarterly report on Form 10Q of Summit Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ) “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of these disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 12, 2003

/s/ KIKUO NAKAHARA
Kikuo Nakahara
Chief Financial Officer