Form 10-Q
period 2003-06-30
SUMMIT BANCSHARES INC/CA
filed 2003-08-13
CIK 353203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: June 30, 2003

COMMISSION FILE NUMBER:  0-11108

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act

Yes ☐	No ☒

The number of shares outstanding of the registrant’s common stock was 1,826,905 shares of no par value common stock issued as of June 30, 2003

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF FINANCIAL POSITION JUNE 30, 2003 AND DECEMBER 31, 2002

		Unaudited 06/30/03		Audited 12/31/02

ASSETS
Cash and due from banks		$7,360,437		$9,243,949
Federal funds sold		11,315,000		9,875,000

Cash and cash equivalents		18,675,437		19,118,949
Time deposits with other financial institutions		11,613,753		15,347,432
Investment securities (fair value of $3,535,858 at June 30, 2003 and $2,061,250 at December 31, 2002) held to maturity		3,519,254		2,013,784
Loans:	$103,540,060		105,079,730
Less: allowance for loan losses	$1,662,610		1,638,588

Net loans		101,877,450		103,441,142
Premises and equipment, net		702,207		700,288
Interest receivable and other assets		5,625,672		6,614,004

Total Assets		$142,013,773		$147,235,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand		$44,798,259		$51,408,566
Interest-bearing transaction accounts		42,839,658		39,978,860
Savings		2,382,533		2,136,146
Time certificates $100,000 and over		22,739,884		27,573,742
Other time certificates		5,557,142		6,247,901

Total Deposits		118,317,476		127,345,215
Fed Funds Purchased		3,000,000		0
Interest payable and other liabilities		1,429,515		938,293

Total Liabilities		122,746,991		128,283,508
Shareholders’ Equity
Preferred Stock, no par value:
2,000,000 shares authorized, no shares outstanding		0		0
Common Stock, no par value:
3,000,000 shares authorized; 1,826,905 shares outstanding at June 30, 2003 and 1,837,643 shares outstanding at December 31, 2002		3,260,302		3,475,640
Retained Earnings		16,006,480		15,476,451

Total Shareholders’ Equity		19,266,782		18,952,091

Total Liabilities and Shareholders’ Equity		$142,013,773		$147,235,599

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(UNAUDITED)

	THREE MONTHS ENDED 6-30-03	THREE MONTHS ENDED 6-30-02	SIX MONTHS ENDED 6-30-03	SIX MONTHS ENDED 6-30-02

INTEREST INCOME:
Interest and fees on loans	$1,854,556	$2,107,595	$3,708,682	$3,912,208
Interest on time deposits with other financial institutions	142,446	283,013	317,519	595,201
Interest on U.S. government treasury securities	23,830	22,259	46,088	44,517
Interest on federal funds sold	20,668	106,841	32,389	217,287

Total interest income	2,041,500	2,519,708	4,104,678	4,769,213
INTEREST EXPENSE:
Interest on deposits	243,284	769,837	491,830	1,269,714

Total interest expense	243,284	769,837	491,830	1,269,714

Net interest income	1,798,216	1,749,871	3,612,848	3,499,499
Provision for loan losses	4,000	15,000	7,000	32,000

Net interest income after provision for loan losses	1,794,216	1,734,871	3,605,848	3,467,499
NON-INTEREST INCOME:
Service charges on deposit accounts	70,519	54,084	138,906	117,103
Other customer fees and charges	63,900	28,631	115,334	101,291

Total non-interest income	134,419	82,715	254,240	218,394
NON-INTEREST EXPENSE:
Salaries and employee benefits	737,272	678,888	1,530,287	1,485,148
Occupancy expense	82,575	73,353	160,576	148,382
Equipment expense	84,105	92,535	176,277	172,716
Other	261,123	285,744	509,485	561,829

Total non-interest expense	1,165,075	1,130,520	2,376,625	2,368,075

Income before income taxes	763,560	687,066	1,483,463	1,317,818
Provision for income taxes	317,661	285,480	610,389	538,765

Net Income	$445,899	$401,586	$873,074	$779,053

EARNINGS PER SHARE:
Earnings per common share	$0.24	$0.22	$0.48	$0.42
Earnings per common share assuming dilution	$0.24	$0.21	$0.47	$0.42
Weighted average shares outstanding	1,826,813	1,854,328	1,831,577	1,853,141
Weighted avg. shrs. outsdg. assuming dilution	1,834,203	1,871,894	1,851,280	1,870,643

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2003 and 2002

(UNAUDITED)

	NUMBER OF SHARES OUTSTANDING	COMMON STOCK	RETAINED EARNINGS	TOTAL

Balance at December 31, 2001	1,850,492	$3,752,486	$14,457,382	$18,209,868
Stock Options Exercised	3,836	12,467	0	12,467
Issuance of cash dividends of $.1875 per share	0	0	(347,686)	(347,686)
Net Income	0	0	779,053	779,053

Balance at June 30, 2002	1,854,328	$3,764,953	$14,888,749	$18,653,702

Balance at December 31, 2002	1,837,643	3,475,640	15,476,451	18,952,091
Stock Options Exercised	6,554	30,191	0	30,191
Repurchase of common stock	(17,292)	(245,529)	0	(245,529)
Issuance of cash dividends of $.1875 per share	0	0	(343,045)	(343,045)
Net Income	0	0	873,074	873,074

Balance at June 30, 2003	1,826,905	$3,260,302	$16,006,480	$19,266,782

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(UNAUDITED)

	SIX MONTHS ENDED 6-30-03	SIX MONTHS ENDED 6-30-02

CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$3,715,206	$4,207,535
Fees received	675,264	714,684
Interest paid	(515,914)	(1,252,898)
Cash paid to suppliers and employees	(2,723,935)	(2,268,251)
Income taxes paid	(535,000)	(443,820)

Net cash provided by operating activities	615,621	957,250
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in time deposits with other financial institutions	3,733,679	4,943,587
Maturity of investment securities	3,992	7,983
Purchase of investment securities	(1,509,462)	0
Net (increase) decrease in loans to customers	1,554,517	(7,366,129)
Recoveries on loans previously charged-off	17,570	18,632
(Increase) decrease in premises and equipment	(102,005)	(69,353)

Net cash provided by (used in) investing activities	3,695,291	(2,465,280)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in demand, interest bearing transaction, and savings deposits	(1,671,424)	(2,193,041)
Net increase (decrease) in time deposits	(5,524,617)	6,897,558
Increase (decrease) fed funds purchased	3,000,000	0
Exercise of stock options	30,192	12,467
Repurchase of common stock (decrease)	(245,529)	0
Dividends paid (decrease)	(343,046)	(347,686)

Net cash provided by (used in) financing activities	(4,754,424)	4,369,298

Net increase (decrease) in cash and cash equivalents	(439,512)	2,861,268
Cash and cash equivalents at the beginning of the year	19,118,949	25,602,202

Cash and cash equivalents as of 6-30-03 and 6-30-02	$18,675,437	$28,463,470

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income	$873,074	$779,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,086	122,957
Provision for loan losses and OREO losses	7,000	32,000
(Increase) decrease in interest receivable	(843,366)	(380,085)
Increase (decrease) in unearned loan fees	(12,395)	97,305
Increase (decrease) in Int Pay and Other Liab.	491,222	306,020

Total adjustments	(257,453)	178,197

Net cash provided by operating activities	615,621	957,250

The accompanying notes are an integral part of these consolidated financial statements

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

	Three Months Ended 6/30/2003	Three Months Ended 6/30/2002	Six Months Ended 6/30/2003	Six Months Ended 6/30/2002

Net Income
As reported	$445,899	$401,586	$873,074	$779,053
Stock Based Compensation using Intrinsic Value Method	$0	$0	$0	$0
Stock Based Compensation that would have been reported using the Fair Value Method of SFAS 123	(1,106)	(1,465)	(2,211)	(2,930)

Pro Forma	$444,793	$400,121	$870,863	$776,123

Basic earnings per share
As Reported	$0.24	$0.22	$0.48	$0.42
Pro Forma	$0.24	$0.22	$0.48	$0.42
Diluted earnings per share
As Reported	$0.24	$0.21	$0.47	$0.42
Pro Forma	$0.24	$0.21	$0.47	$0.41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2003 and the results of operations for three months and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002.

Certain information and footnote disclosures presented in the Company’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to Shareholders, which is incorporated by reference in the Company’s 2002 annual report on Form 10-K. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

2.     COMPREHENSIVE INCOME

The Company had no items of other comprehensive income for the six-month period ended June 30, 2003 and 2002.  Accordingly, total comprehensive income was equal to net income for each of those periods.

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

4.     EARNINGS PER SHARE

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount

	For the quarter ended June 30, 2003
Basic Earnings (Loss) per share	$446	1,826,813	$.24
Stock Options		7,390
Diluted Earnings (Loss) per share	$446	1,834,203	$.24

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount

	For the quarter ended June 30, 2002
Basic Earnings (Loss) per share	$402	1,854,328	$.22
Stock Options		17,566
Diluted Earnings (Loss) per share	$402	1,871,894	$.21

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount

	For the six months ended June 30, 2003
Basic Earnings (Loss) per share	$873	1,831,577	$.48
Stock Options		19,703
Diluted Earnings (Loss) per share	$873	1,851,280	$.47

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount

	For the six months ended June 30, 2002
Basic Earnings (Loss) per share	$779	1,853,141	$.42
Stock Options		17,502
Diluted Earnings (Loss) per share	$779	1,870,643	$.42

          The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended June 30, 2003. The table presents each major category of interest-earning assets and interest bearing-liabilities.

INTEREST RATE RISK REPORTING SCHEDULE

REPORTING INSTITUTION: SUMMIT BANK	REPORTING DATE: 6-30-03

REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT

		($000.00) OMITTED TOTAL	UP 1 Yr	>1 yr. <2Yrs.	>2Yrs. <3Yrs.	>3Yrs. <4Yrs.	>4Yrs. <5Yrs.	>5 Yrs <10Yrs

EARNING ASSETS
INVESTMENTS:
U. S. TREASURIES		$0	$0	$0	$0	$0	$0	$0
U. S. AGENCIES		3,519	2,515	1,004	0	0	0	0
FED FUNDS SOLD		11,315	11,315	0	0	0	0	0
PURCHASED CDS		11,614	10,525	1,089	0	0	0	0

TOTAL INVESTMENTS		$26,448	$24,355	$2,093	$0	$0	$0	$0
LOANS		$99,126	$80,123	$9,163	$4,204	$3,644	$1,551	$440

TOTAL LOANS	-1	$99,126	$80,123	$9,163	$4,204	$3,644	$1,551	$440
TOTAL EARNING ASSETS		$125,574	$104,478	$11,256	$4,204	$3,644	$1,551	$440
COST OF FUNDS (DEPOSITS)
CERTIFICATE OF DEPOSITS		$28,297	$27,731	$566	$0	$0	$0	$0
MONEY MARKET ACCOUNTS		38,718	35,007	1,936	1,775	0	0	0
TRANSACTION ACCOUNTS		4,748	2,297	635	608	309	293	607
SAVINGS ACCOUNTS		2,383	1,531	220	211	107	102	211
FED FUNDS PURCHASED		3,000	3,000	0	0

TOTAL COST OF FUNDS		$77,146	$69,566	$3,357	$2,594	$416	$395	$818
INTEREST SENSITIVE ASSETS		$125,574	$104,478	$11,256	$4,204	$3,644	$1,551	$440
INTEREST SENSITIVE LIABILITIES		$77,146	$69,566	$3,357	$2,594	$416	$395	$818

GAP		$48,428	$34,912	$7,899	$1,610	$3,228	$1,156	$(378)
CUMULATIVE GAP		$48,428	$34,912	$42,811	$44,421	$47,649	$48,805	$48,427
GAP RATIO		1.63	1.50	3.35	1.62	8.76	3.93	0.54
CUMULATIVE RATIO		1.63	1.50	1.59	1.59	1.63	1.64	1.63
GAP AS A % OF TOTAL ASSETS		35.09	25.30	5.72	1.17	2.34	0.84	-0.27
CUMULATIVE GAP AS A % OF TOTAL ASSETS		35.09	25.30	31.02	32.19	34.52	36.36	35.09

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003

The registrant, Summit Bancshares, Inc. (the “Company”) is a bank holding company whose only operating subsidiary is Summit Bank (the “Bank”).  The following discussion primarily concerns the financial condition and results of operations of the Company on a consolidated basis, including the subsidiary Bank.  All adjustments made in the compilation of this information are of a normal recurring nature.

FINANCIAL CONDITION

Liquidity Management

The consolidated loan-to-deposit ratio at June 30, 2003 was 86.1%, which was an increase from 70.7% for the same period in 2002.  Net outstanding loans as of June 30, 2003 increased $7,517,000 or 8% compared to the same period a year ago, while total deposits decreased $15,131,000 or 11.3% versus the same time last year.  The increase in loans was mainly due to Summit’s effort in marketing its products and the continuing success of the Real Estate Capital Markets Group.  Regarding the decrease in deposits, at the beginning of 2002, a large depositor merged and consolidated its operations in Southern California, moving many of its largest accounts with the bank there.  Brokered deposits were purchased to assist in the liquidation of this relationship.  Although some accounts in the amount of $5,000,000 did transfer, some have remained with the Bank as the transfer has taken longer than anticipated. As of June 30, 2003, the balance remaining in these accounts was approximately $11,655,000.  To reduce expenses, all brokered deposits in the amount of $19,000,000 were allowed to mature and were not renewed.  In addition, at the beginning of 2002, another client was involved in a legal suit, which resulted in a settlement and liquidation of $8,000,000 in time deposits.  The Bank is actively pursuing other depository relationships to offset this decline in deposits. The average loan-to-deposit ratio at the end of the first six months of 2003 was 89.4%, an increase from 66.3% for the same period last year.  This increase was caused by a decrease in average total deposits of $19,881,000 or 14.2% from the same period last year, while average total loans increased $12,976,000 or 14% from the same period last year.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, investment securities and federal funds sold totaled $33,808,000 on June 30, 2003.  This amount represented 28.6% of total deposits in comparison to the liquidity ratio of 38.0% as of June 30, 2002.  This decrease is primarily a result of the decrease in deposits discussed previously.  It is management’s belief that the current liquidity level is appropriate given current economic conditions and is sufficient to meet current needs.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.

Investment Comparative
($000.00 Omitted)

	6-30-03%		12-31-02%		6-30-02%

Fed funds sold	$11,315	43%	$9,875	36%	$16,945	41%
Interest bearing deposits	11,614	44%	15,347	56%	22,246	54%
Securities	3,519	13%	2,014	8%	2,022	5%

Total	$26,448	100%	$27,236	100%	$41,213	100%

Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on June 30, 2003 were comprised of U.S. Gov’t agencies.

Changes in Financial Position

As of June 30, 2003, total deposits decreased $9,028,000 or 7.1% from December 31, 2002 while at the same time net loans outstanding decreased $1,564,000 or 1.5% from December 31, 2002.  Total deposits as of June 30, 2003 were $118,317,000, a decrease of 23.1% from $133,449,000 as of June 30, 2002.  Net loans as June 30, 2003 were $101,877,000, an increase of 8.0% from $94,360,000 as of June 30, 2002.

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.

Deposit Comparative
($000.00 Omitted)

	6-30-03%		12-31-02%		6-30-02%

Demand	$44,798	38%	$51,409	40%	$45,508	34%
Savings	2,383	2%	2,136	2%	3,233	2%
Interest bearing Trans. Deposits	42,840	36%	39,979	31%	38,669	29%
Other time	28,296	24%	33,821	27%	46,038	35%

Total	$118,317	100%	$127,345	100%	$133,448	100%

The following table sets forth the amount of loans outstanding by category and the percent of total loans outstanding at the dates specified.

Loan Comparative
($000.00 Omitted)

	6-30-03%		12-31-02%		6-30-02%

Commercial	$33,842	33%	$29,269	28%	$29,499	31%
Real estate-const	19,988	19%	26,922	25%	24,881	26%
Real estate-other	43,648	42%	42,498	41%	35,399	37%
Installment/other	6,062	6%	6,391	6%	6,136	6%

Total	$103,540	100%	$105,080	100%	$95,915	100%

Non-Performing Assets

The following table provides information with respect to the Bank’s past due loans and components for non-performing assets at the dates indicated.

Non-Performing Assets
($000.00 Omitted)

	6-30-03	12-31-02	6-30-02

Loans 90 days or more past due & still accruing	$119	$150	$2,182
Non-accrual loans	348	363	0
Other real estate owned	0	0	0

Total non-performing assets	$467	$513	$2,182

Non-performing assets to period end loans plus other real estate owned	0.45%	0.49%	2.27%
Allowance to non-performing loans	356.1%	319.5%	71%

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

The decrease in non-performing assets from June 30, 2002 to June 30, 2003 is due primarily to a decrease in loans 90 days or more past due and still accruing.

Capital Position

As of June 30, 2003, Shareholders’ Equity was $19,267,000. This represents an increase of $613,000 or 3.3% over the same period last year.  Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $3,500,000 of its stock.  As of June 30, 2003, the Company has repurchased a total of 705,857 shares of the Company stock constituting 32.7% of the Company’s original stock outstanding in 1989 prior to the repurchase program, at a total cost of $3,216,756, or an average price per share of $4.56. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders.  The repurchases have not significantly affected the Company’s liquidity or capital position or its ability to operate. In addition, the Company’s subsidiary Bank remains more than well-capitalized under current regulations.

The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same categories as of June 30, 2003:

	Capital Ratio	Minimum Regulatory requirement

Tier 1 Capital	14.76%	4.00%
Total Capital	15.92%	8.00%
Leverage Ratio	13.69%	4.00%

RESULTS OF OPERATIONS

Net Interest Income

Total interest income, including loan fees decreased from $4,769,000 for the first six months of 2002 to $4,105,000 for the same period in 2003.

Although loans increased in the first six months of 2003 versus the same period last year, the yield on loans and fees decreased from 8.37% in 2002 to 7.03% in the 2003.  This was primarily due to a decrease in the average prime rate from an average rate of 4.75% in the first six months of 2002 to an average rate of 4.25% for the same period this year. In addition, several real estate construction loans were paid off, which had floor rates of 6.50%. Average outstanding loans increased from $94,208,000 in the first six months of 2002 to $106,446,000 in the first six months of 2003.

The decrease in interest income from investments was due to a decrease in the average total investments outstanding from $52,537,000 in the first six months of 2002 to $21,429,000 for the same period in 2003.  The primary reason for the decline in investments outstanding was the increase in loans and a decrease in brokered deposits.  The yield on investments increased from 3.29% in 2002 to 3.73% for the same period in 2003 primarily due to long term CDs and investments.

Interest expense decreased from $1,269,000 at the end of the first six months of 2002 to $492,000 for the same period in 2003.  This was caused by a decrease in average outstanding interest bearing deposits, which decreased from an average outstanding of $99,033,000 for the first six months of 2002 to $75,877,000 for the same period in 2003.  This decrease was caused by circumstances mentioned previously in this report.  In addition, the average cost of funds for the period ending June 30, 2003 decreased to 1.31% from 2.58% for the same period last year.

As a result of these factors, net interest margin for the first six months of 2003 was 5.73% compared to 5.79% for the same period last year.

For the second quarter, total interest income including loan fees decreased from $2,520,000 in 2002 to $2,042,000 for the same period in 2003.  This decrease is due to the decrease in the average prime rate, which for the second quarter 2002 was 4.75% versus the average of 4.25% for the same period in 2003.  Offsetting this decrease was an increase in average loans outstanding of $10,431,000 for the second quarter of 2003 to $105,712,000 versus an average balance of $95,280,000 for the same period in 2002. Average outstanding investments decreased $25,918,000 during the second quarter of 2003 to $24,325,000 versus an average balance of $50,243,000 for the same period last year, primarily due to the increase in loans as well as the decrease in brokered deposits.

For the second quarter of 2003, interest expense decreased    $527,000 compared to the same period in 2002.  Average outstanding interest bearing deposits decreased from $93,504,000 in 2002 to $73,335,000 in 2003.  Average cost of funds for the same period was 1.33% compared to 2.59% in 2002.  As a result, net interest income for the second quarter of 2003 increased $48,000, or 2.8% compared to the same period in 2002.

Other Operating Income

Service charges on deposit accounts as of the end of the first six months of 2003 increased to $139,000 versus $117,000 for the same period in 2002.  The increase was centered in fees collected on service charges related to NSF fees on commercial accounts.

Other customer fees and charges for the first six months increased $14,000 or 14%, which was centered in safe deposit box fees and wire fees over the amount collected in 2002.

Service charges on deposit accounts as of the end of the second quarter of 2003 increased to $71,000 versus $54,000 for the same period in 2002. This was primarily related to an increase in service charges collected on returned checks and analysis charges.

Other customer fees and charges increased $35,000 for the second quarter.  This was primarily related to an increase in wire fees, safe deposit fees, and non-interest income on life insurance policies.

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

The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans:

($000.0 omitted)

	6-30-03		12-31-02		6-30-02

	Amount	Loan Percent	Amount	Loan Percent	Amount	Loan Percent

Commercial	$615	32.7%	$580	27.8%	$615	30.8%
Construction	478	19.3%	400	25.6%	350	25.9%
Real Estate	504	42.1%	411	40.5%	300	36.9%
Consumer	66	5.9%	48	6.1%	50	6.4%
Unallocated	N/A	0.0%	200	0.0%	240	0.0%

	$1,663	100.0%	$1,639	100.0%	$1,555	100.0%

The following table summarizes the activity in the Bank’s allowance for credit losses for the six months ended June 30, 2003 and 2002.

	Six Months Ended (000.00 Omitted)

	6/30/03	6/30/02

Balance, beginning of the period	$1,639	$1,507
Provision for loan losses	7	32
Recoveries	19	21
Loans Charged-off	(2)	(5)

	$1,663	$1,555

The balance in the allowance for loan losses at June 30, 2003 was 1.61% of loans compared to 1.62% of loans at June 30, 2002.  This level is considered appropriate and is approximately the same as the industry average.

Other Operating Expenses

Total other operating expenses increased $8,000 or 0.3% as of the end of the first six months of 2003 compared to the same period last year.  This increase was centered in personnel and occupancy expenses while decreases were shown in legal fees and auto expenses.

Total other operating expenses increased $35,000 as of the end of the second quarter of 2003.  This increase was primarily due to an increase in salaries and occupancy expenses.

Provision for Income Taxes

The Company’s provision for income taxes as of the end of the first six months of 2003 increased from $539,000 in 2002 to $610,000.  This increase is attributable to an increase in profits from operations as a result of increased loan activity. For the same period in 2003 the Company’s total effective tax rate was 41.1% compared to 40.9% in 2002.

Net Income

Net income for the first six months of 2003 increased to $873,000 from $779,000 for the same period in 2002, or an increase of 12.1%.

Off Balance Sheet Transactions

The Bank in its ordinary course of business has commitments to disburse loan proceeds both under revolving and non-revolving arrangements.  As of June 30, 2003 the total of these commitments approximated $29,850,000 compared to $43,776,000 as of December 31, 2003 and $46,812,000 as of June 30, 2002.

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
None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on May 14, 2003. There were present at the Meeting, in person or by proxy, the holders of 1,574,855 shares of Stock of the Company, representing 86.2% of the total votes eligible to be cast.  At the meeting two proposals were presented.  The first proposal offered a slate of Directors who were all approved.  The second and final proposal was the approval of Vavrinek, Trine Day and Co., LLP as the public accounting firm to perform the Company’s audit for the year 2003.  This proposal was also approved. There was no further business to come before the shareholders.

ITEM 5 - OTHER INFORMATION
None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 – Certification of CEO pursuant to Section 302 of Sarbanes-Oxley

31.2 – Certification of CFO pursuant to Section 302 of Sarbanes-Oxley

32.1 – Certification of CEO pursuant to Section 906 of Sarbanes-Oxley

32.2 – Certification of CFO pursuant to Section 906 of Sarbanes-Oxley

(b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT BANCSHARES, INC.
Registrant

DATE: August 12, 2003	By:	/s/ SHIRLEY W. NELSON

Shirley W. Nelson Chairman and CEO (Principal Executive Officer)

DATE: August 12, 2003	By:	/s/ KIKUO NAKAHARA

Kikuo Nakahara Chief Financial Officer (Principal Financial Officer)

The remainder of this page is intentionally left blank