Form 10-Q
period 2003-09-30
SUMMIT BANCSHARES INC/CA
filed 2003-11-14
CIK 353203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: September 30, 2003

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

The number of shares outstanding of the registrant’s common stock was 1,824,193 shares of no par value common stock issued as of September 30, 2003

		PAGE
	PART I - FINANCIAL INFORMATION

ITEM

SUMMIT BANCSHARES, INC. AND SUBSIDIARY FINANCIAL STATEMENTS

	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statement of Cash Flows	5

	Consolidated Statement of Changes in Shareholders’ Equity	6

	Notes to Financial Statements	7-9

	Interest Rate Risk Reporting Schedule	10

ITEM 2

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-19

ITEM 3

	Quantitative and Qualitative Disclosures About Market Risk	19-20

ITEM 4

	Controls and Procedures	20

	PART II - OTHER INFORMATION

ITEM 6	Exhibits and Reports on Form 8-K	21

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF

FINANCIAL POSITION SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

		Unaudited 09/30/03		Audited 12/31/02
ASSETS
Cash and due from banks		$9,646,335		$9,243,949
Federal funds sold		19,600,000		9,875,000

Cash and cash equivalents		29,246,335		19,118,949
Time deposits with other financial institutions		12,041,310		15,347,432
Investment securities (fair value of $2,512,790 at September 30, 2003 and $2,061,250 at December 31, 2002 ) held to maturity		2,512,221		2,013,784
Loans:	$104,045,134		105,079,730
Less: allowance for loan losses	$1,673,541		1,638,588
Net loans		102,371,593		103,441,142
Premises and equipment, net		886,883		700,288
Interest receivable and other assets		5,151,560		6,614,004

Total Assets		$152,209,902		$147,235,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand		$49,565,140		$51,408,566
Interest-bearing transaction accounts		46,868,420		39,978,860
Savings		2,674,433		2,136,146
Time certificates $100,000 and over		22,767,306		27,573,742
Other time certificates		5,849,843		6,247,901

Total Deposits		127,725,142		127,345,215
Fed Funds Purchased		3,000,000		0
Interest payable and other liabilities		1,803,886		938,293

Total Liabilities		132,529,028		128,283,508
Shareholders’ Equity
Preferred Stock, no par value:
2,000,000 shares authorized, no shares outstanding		0		0
Common Stock, no par value:
3,000,000 shares authorized; 1,824,193 shares outstanding at September 30, 2003 and 1,837,643 shares outstanding at December 31, 2002		3,220,301		3,475,640
Retained Earnings		16,460,573		15,476,451

Total Shareholders’ Equity		19,680,874		18,952,091

Total Liabilities and Shareholders’ Equity		$152,209,902		$147,235,599

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF

INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	THREE MONTHS ENDED 9-30-2003	THREE MONTHS ENDED 9-30-2002	NINE MONTHS ENDED 9-30-2003	NINE MONTHS ENDED 9-30-2002
INTEREST INCOME:
Interest and fees on loans	$1,854,027	$1,895,075	$5,562,708	$5,490,970
Interest on time deposits with other financial institutions	122,692	280,989	440,211	876,190
Interest on U.S. government treasury securities	21,891	22,258	67,979	66,775
Other investment income	4,000	10,000	16,500	10,000
Interest on federal funds sold	36,706	62,331	69,095	279,618

Total interest income	2,039,316	2,270,653	6,156,493	6,723,553

INTEREST EXPENSE:
Interest on deposits	227,060	419,086	718,890	1,372,487

Total interest expense	227,060	419,086	718,890	1,372,487

Net interest income	1,812,256	1,851,567	5,437,603	5,351,066
Provision for loan losses	4,000	48,000	11,000	80,000

Net interest income after provision for loan losses	1,808,256	1,803,567	5,426,603	5,271,066

NON-INTEREST INCOME:
Service charges on deposit accounts	71,075	60,152	209,981	177,255
Other customer fees and charges	48,149	35,093	150,984	136,384

Total non-interest income	119,224	95,245	360,965	313,639

NON-INTEREST EXPENSE:
Salaries and employee benefits	752,923	799,064	2,283,210	2,284,212
Occupancy expense	87,032	80,710	247,608	229,092
Equipment expense	75,893	89,044	252,170	261,760
Other	298,139	198,113	807,624	759,942

Total non-interest expense	1,213,987	1,166,931	3,590,612	3,535,006

Income before income taxes	713,493	731,881	2,196,956	2,049,699
Provision for income taxes	259,400	300,057	869,789	838,822

Net Income	$454,093	$431,824	$1,327,167	$1,210,877

EARNINGS PER SHARE:
Earnings per common share	$0.25	$0.23	$0.73	$0.65
Earnings per common share assuming dilution	$0.25	$0.23	$0.71	$0.65
Weighted average shares outstanding	1,826,581	1,854,175	1,829,893	1,853,490
Weighted avg. shrs. outsdg. assuming dilution	1,834,817	1,870,426	1,857,938	1,870,818

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNAUDITED)

	NINE MONTHS ENDED 9-30-03	NINE MONTHS ENDED 9-30-02
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$5,552,589	$6,111,744
Fees received	1,098,305	822,544
Interest paid	(647,282)	(1,421,120)
Cash paid to suppliers and employees	(3,201,113)	(2,794,491)
Income taxes paid	(755,000)	(778,820)

Net cash provided by operating activities	2,047,499	1,939,857

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in time deposits with other financial institutions	3,306,122	6,012,117
Maturity of investment securities	1,011,026	11,975
Purchase of investment securities	(1,509,462)	0
Net (increase) decrease in loans to customers	970,221	(15,979,028)
Recoveries on loans previously charged-off	26,500	18,632
(Increase) decrease in premises and equipment	(337,760)	(94,066)

Net cash provided by (used in) investing activities	3,466,647	(10,030,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in demand, interest bearing transaction, and savings deposits	7,416,119	10,561,371
Net increase (decrease) in time deposits	(5,204,494)	(2,121,221)
Increase (decrease) in fed funds purchased	3,000,000	0
Exercise of stock options	30,192	12,467
Repurchase of common stock (decrease)	(285,531)	0
Dividends paid (decrease)	(343,046)	(347,686)

Net cash provided by (used in) financing activities	4,613,240	8,104,931

Net increase (decrease) in cash and cash equivalents	10,127,386	14,418
Cash and cash equivalents at the beginning of the period	19,118,949	25,602,202

Cash and cash equivalents at the end of period	$29,246,335	$25,616,620

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income	$1,327,167	$1,210,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,165	178,902
Provision for loan losses and OREO losses	11,000	80,000
(Increase) decrease in interest receivable	(369,254)	(258,367)
Increase (decrease) in unearned loan fees	61,828	72,647
Increase (decrease) in Int Pay and Other Liab	865,593	655,798

Total adjustments	720,332	728,980

Net cash provided by operating activities	2,047,499	$1,939,857

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	NUMBER OF SHARES OUTSTANDING	COMMON STOCK	RETAINED EARNINGS	TOTAL
Balance at December 31, 2002	1,837,643	$3,475,640	$15,476,451	$18,952,091
Stock Options Exercised	6,554	30,191	0	30,191
Repurchase of Common Stock	(20,004)	(285,531)	0	(285,531)
Issuance of cash dividends of $.1875 per share	0	0	(343,044)	(343,044)
Net Income	0	0	1,327,167	1,327,167

Balance at September 30, 2003	1,824,193	$3,220,300	$16,460,574	$19,680,874

Balance at December 31, 2001	1,850,492	$3,752,486	$14,457,382	$18,209,868
Stock Options Exercised	3,836	12,467	0	12,467
Repurchase of Common Stock	(14,065)	(218,008)	0	(218,008)
Issuance of cash dividends of $.1875 per share	0	0	(347,686)	(347,686)
Net Income	0	0	1,210,877	1,210,877

Balance at September 30, 2002	1,840,263	$3,546,945	$15,320,573	$18,867,518

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2003 and the results of operations for the three months and nine months ended September 30, 2003 and 2002 and cash flows for the three months and nine months ended September 30, 2003 and 2002.

Certain information and footnote disclosures presented in the Company’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to Shareholders, which is incorporated by reference in the Company’s 2002 annual report on Form 10-K. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

2. COMPREHENSIVE INCOME

The Company had no items of other comprehensive income for the three month and nine-month periods ended September 30, 2003 and 2002. Accordingly, total comprehensive income was equal to net income for each of those periods

3. SEGMENT REPORTING

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

4. EARNINGS PER SHARE

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount
	For the quarter ended September 30, 2003
Basic Earnings per share	$454	1,826,581	$.25
Stock Options		8,236
Diluted Earnings per share	$454	1,834,817	$.25

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount
	For the quarter ended September 30, 2002
Basic Earnings per share	$432	1,854,175	$.23
Stock Options		16,251
Diluted Earnings per share	$432	1,870,426	$.23

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount
	For the nine months ended September 30, 2003
Basic Earnings per share	$1,327	1,829,893	$.73
Stock Options		28,045
Diluted Earnings per share	$1,327	1,857,938	$.71

	Net Income (Loss)	Weighted Avg. Shares	Per Share Amount
	For the nine months ended September 30, 2002
Basic Earnings per share	$1,211	1,853,490	$.65
Stock Options		17,328
Diluted Earnings per share	$1,211	1,870,818	$.65

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

	Three Months Ended 9/30/2003	Three Months Ended 9/30/2002	Nine Months Ended 9/30/2003	Nine Months Ended 9/30/2002
Net Income

As reported	$454,093	$431,824	$1,327,167	$1,210,877
Stock Based Compensation using Intrinsic Value Method	—	—	—	—
Stock Based Compensation that would have been reported using the Fair Value Method of SFAS 123	(1,106)	(1,141)	(3,317)	(3,424)

Pro Forma	$452,987	$430,683	$1,323,850	$1,207,453

Basic earnings per share
As Reported	$0.25	$0.23	$0.73	$0.65
Pro Forma	$0.25	$0.23	$0.72	$0.65

Diluted earnings per share
As Reported	$0.25	$0.23	$0.71	$0.65
Pro Forma	$0.25	$0.23	$0.71	$0.65

INTEREST RATE SENSITIVITY/INTEREST RATE RISK ANALYSIS

The following table provides an interest rate sensitivity and interest rate risk analysis for the quarter ended September 30, 2002. The table presents each major category of interest-earning assets and interest bearing-liabilities.

INTEREST RATE RISK REPORTING SCHEDULE

REPORTING INSTITUTION: SUMMIT BANK	REPORTING DATE: 9-30-03

REMAINING TIME BEFORE MATURITY OR INTEREST RATE ADJUSTMENT

($000.00)

OMITTED

			TOTAL	UP 1 Yr	>1 yr. <2Yrs.	>3Yrs. <3Yrs.	>3Yrs. <4Yrs.	>4Yrs. <5Yrs.	>5 Yrs <10Yrs
I.		EARNING ASSETS
	A.	INVESTMENTS:
	1.	U. S. TREASURIES	$0	$0	$0	$0	$0	$0	$0
	2.	U. S. AGENCIES	2,512	1,509	1,003	0	0	0	0
	3.	FED FUNDS SOLD	19,600	19,600	0	0	0	0	0
	4.	PURCHASED CDS	12,041	10,259	1,782	0	0	0	0

		TOTAL INVESTMENTS	$34,153	$31,368	$2,785	$0	$0	$0	$0

	B.	LOANS	$99,837	$70,961	$15,716	$5,368	$3,903	$1,334	$2,555

		TOTAL LOANS	$99,837	$70,961	$15,716	$5,368	$3,903	$1,334	$2,555

	C.	TOTAL EARNING ASSETS	$133,990	$102,329	$18,501	$5,368	$3,903	$1,334	$2,555

II.		COST OF FUNDS (DEPOSITS)

	A.	CERTIFICATE OF DEPOSITS	$28,617	$27,859	$658	$100	$0	$0	$0
	B.	MONEY MARKET ACCOUNTS	41,636	33,656	4,164	3,186	0	0	0
	C.	TRANSACTION ACCOUNTS	6,385	1,313	1,313	1,257	638	608	1,256
	D.	SAVINGS ACCOUNTS	2,674	550	550	527	267	254	526
	E.	FED FUNDS PURCHASED	3,000	3,000

		TOTAL COST OF FUNDS	$82,312	$66,378	$6,685	$5,070	$905	$862	$1,782

III.		INTEREST SENSITIVE ASSETS	$133,990	$102,329	$18,501	$5,368	$3,903	$1,334	$2,555

IV.		INTEREST SENSITIVE LIABILITIES	$82,312	$66,378	$6,685	$5,070	$905	$862	$1,782

V.		GAP	$51,678	$35,951	$11,816	$298	$2,998	$472	$773

VI.		CUMULATIVE GAP	$51,678	$35,951	$47,767	$48,065	$51,063	$51,535	$52,308

VII.		GAP RATIO	1.63	1.54	2.77	1.06	4.31	1.55	1.43

VIII.		CUMULATIVE RATIO	1.63	1.54	1.65	1.60	1.63	1.63	1.63

IX.		GAP AS A % OF TOTAL ASSETS	35.01	24.36	8.01	-0.23	2.03	0.32	0.52

X.		CUMULATIVE GAP AS A % OF TOTAL ASSETS	38.57	26.83	35.65	35.40	37.64	37.99	38.57

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

The registrant, Summit Bancshares, Inc. (the “Company”), is a bank holding company whose only operating subsidiary is Summit Bank (the “Bank”). The following discussion primarily concerns the financial condition and results of operations of the Company on a consolidated basis, including the subsidiary Bank. All adjustments made in the compilation of this information are of a normal recurring nature.

FINANCIAL CONDITION

Liquidity Management

The consolidated loan-to-deposit ratio at September 30, 2003 was 80.1%, which was an increase from 75.0% for the same period in 2002. Net outstanding loans as of September 30, 2003 decreased $578,000 for a 0.56% decrease compared to the same period a year ago while total deposits decreased $9,459,000, or a 6.89% decrease versus the same time last year.

Regarding the decrease in deposits, at the beginning of 2002, a large depositor merged and consolidated its operations in Southern California, moving many of its largest accounts with the bank there. Brokered deposits were purchased to assist in the liquidation of this relationship. Although some accounts in the amount of $5,000,000 did transfer, some have remained with the Bank as the transfer has taken longer than anticipated. As of September 30, 2003, the balance remaining in these accounts was approximately $11,200,000. To reduce expenses, all brokered deposits in the amount of $19,000,000 were allowed to mature and were not renewed. In addition, at the beginning of 2002, another client was involved in a legal suit, which resulted in a settlement and liquidation of $8,000,000 in time deposits. The Bank is actively pursuing other depository relationships to offset this decline in deposits.

The average loan-to-deposit ratio at the end of the third quarter of 2003 was 83.5%, an increase from 72.7% for the same period last year. This increase was caused by a decrease in average total deposits of $11,800,000 or 8.73% for the same period last year while average total loans increased $4,863,000 or 4.9% for the same period last year.

Net liquid assets, which consists primarily of cash, due from banks, interest-bearing deposits with other financial institutions, investment securities and federal funds sold totaled $43,799,000 on September 30, 2003. This amount represented 34.3% of total deposits in comparison to the liquidity ratio of 35.6% as of September 30, 2002. This decrease is primarily a result of a rise in loan growth, which caused a decrease in investments. It is management’s belief that the current liquidity level is appropriate given current economic conditions and is sufficient to meet current needs.

The following table sets forth book value of investments by category and the percent of total investments at the dates specified.

Investment Comparative

($000.00 Omitted)

	9-30-03%		12-31-02%		9-30-02%
Fed funds sold	$19,600	57%	$9,875	36%	$16,870	42%
Interest bearing Deposits	12,041	35%	15,347	56%	21,177	53%
Securities	2,512	8%	2,014	8%	2,018	5%

Total	$34,153	100%	$27,236	100%	$40,065	100%

Interest bearing deposits are comprised of Time Certificates of Deposit with other banks and savings and loan institutions with no more than $100,000 in any institution.

Securities on September 30, 2003 were comprised of securities issued by the Federal Home Loan Bank.

Changes in Financial Position

As of September 30, 2003, total deposits increased $380,000 from December 31, 2002, for a 0.30% increase, while at the same time net loans outstanding decreased $1,070,000, or a 1.03% decrease from the same period last year. Total deposits as of September 30, 2003 were $127,725,000, a decrease of 6.9% from $137,184,000 as of September 30, 2002. Net loans as of September 30, 2003 were $102,372,000, a decrease of 0.6% from $102,950,000 as of September 30, 2002.

The following table sets forth the amount of deposits by each category and the percent of total deposits at the dates specified.

Deposit Comparative

($000.00 Omitted)

	9-30-03%		12-31-02%		9-30-02%
Demand	$49,565	39%	$51,409	40%	$45,817	33%
Savings	2,674	2%	2,136	2%	2,619	2%
Interest bearing Trans. Deposits	46,869	37%	39,979	31%	51,729	38%
Other time	28,617	22%	33,821	27%	37,019	27%

Total	$127,725	100%	$127,345	100%	$137,184	100%

The following table sets forth the amount of loans outstanding by category and the percent of total loans outstanding at the dates specified.

Loan Comparative

($000.00 Omitted)

	9-30-03%		12-31-02%		9-30-02%
Commercial	$32,907	32%	$29,269	28%	$32,907	32%
Real estate-const	25,465	25%	26,922	25%	25,465	25%
Real estate-other	39,824	37%	42,498	41%	38,356	37%
Installment/other	5,849	6%	6,391	6%	6,222	6%

Total	$104,045	100%	$105,080	100%	$102,950	100%

Non-Performing Assets

The following table provides information with respect to the Bank’s past due loans and components for non-performing assets at the dates indicated.

Non-Performing Assets

($000.00 Omitted)

	9-30-03	12-31-02	9-30-02
Loans 90 days or more past due & still accruing	$—	$363	$157
Non-accrual loans	303	150	188
Other real estate owned	—	—	—

Total non-performing assets	$303	$513	$345

Non-performing assets to period end loans plus other real estate owned	.29%	.49%	.33%
Allowance to non-performing loans	552.48%	319.50%	470.00%

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

The decrease in non-performing assets from September 30, 2002 to September 30, 2003 is due primarily to a decrease in loans 90 days or more past due and still accruing.

Capital Position

As of September 30, 2003, Shareholders’ Equity was $19,681,000. This represents an increase of $813,000 or 4.3% over the same period last year. Since the inception of the repurchase program in 1989, the Company has authorized the repurchase of $3,500,000 of its stock. As of September 30, 2003, the Company has repurchased a total of 708,569 shares of the Company’s stock constituting 32.9% of the Company’s original stock issued prior to the repurchase program, at a total cost of $3,256,758, or an average price per share of $4.60. The Company plans to continue its repurchase program as an additional avenue for liquidity for its shareholders.

The program has not significantly affected the Company’s liquidity or capital position or its ability to operate as the Company’s capital growth has exceeded its asset growth. In addition, the Company’s subsidiary Bank remains more than well-capitalized under current regulations.

The following table shows the risk-based capital and leverage ratios as well as the minimum regulatory requirements for the same as of September 30, 2003:

	Capital Ratio	Minimum Regulatory requirement
Tier 1 Capital	16.44%	4.00%
Total Capital	17.69%	8.00%
Leverage Ratio	13.13%	4.00%

RESULTS OF OPERATIONS

Net Interest Income

Total interest income including loan fees decreased from $6,724,000 for the first nine months of 2002 to $6,156,000 for the same period in 2003, for a decrease of 8.44%.

Total interest income on loans and fees increased to $5,563,000 for the first nine months of 2003 from $5,491,000 for the same period last year, for an increase of 1.31%. Although loans decreased in the first nine months of 2003 versus the same period last year, the average loans outstanding for the first nine months increased from $96,118,000 in 2002 to $105,891,000 for the same period this year. However, the yield on loans and fees decreased from 7.63% for the first nine months in 2002 to 7.02% for the same period this year. This was primarily due to a decrease in the average prime rate from an average rate of 4.75% in the first nine months of 2002 to 4.17% for the same period this year.

The decrease in interest income from investments was due to a decrease in the average investments outstanding from $48,762,000 in the first nine months of 2002 to $24,530,000 for the same period this year, or a decrease of 49.70%. The primary reason for the decline in investments outstanding was the increase in loans and a decrease in brokered deposits. The yield on investments decreased from 3.38% for the first nine months in 2002 to 3.27% for the first nine months of 2003, primarily due to long term CDs that matured and were reinvested at much lower interest rates available in the marketplace.

Interest expense decreased from $1,372,000 at the end of the first nine months of 2002 to $719,000 for the same period in 2003, or a decrease of 47.59%. This was caused by a decrease in the average outstanding interest bearing deposits, which decreased from an average outstanding balance of $95,905,000 for the first nine months of 2002 to $76,178,000 for the same period in 2003. This decrease was caused by circumstances mentioned previously in this report. In addition, the average cost of funds for the period ending September 30, 2003 decrease to 1.26% from 1.91% for the same period last year.

As a result of these factors, net interest margin for the first nine months of 2003 was 5.57% compared to 4.94% for the same period last year.

For the third quarter, total interest income, including loan fees, decreased from $2,271,000 in 2002 to $2,039,000 for the same period in 2003, or a decrease of 10.22%. This decrease was due to the decrease in the average prime lending rate, which for the third quarter of 2003 was 4.00%, versus the average of 4.75% for the same period in 2002. Offsetting this decrease was an increase in average loans outstanding of $4,772,000 for the third quarter of 2003 to $104,635,000 versus an average balance of $99,863,000 for the third quarter of 2002. Average outstanding investments decreased $10,848,000 during the third quarter of 2003 to $30,133,000 versus an average balance of $40,981,000 for the same period last year, or a decrease of 26.47%.

For the third quarter of 2003, interest expense decreased $192,000 compared to the same period in 2002, for a decrease of 45.81%. Average outstanding interest bearing deposits decreased from $89,950,000 in 2002 to $76,779,000 in 2003, or a decrease of 14.64%. Average cost of funds for the same period was 3.34% in 2003 compared to 2.67% in 2002.

As a result of these factors, net interest income for the third quarter of 2003 decreased $39,000, or 2.11%, compared to the same period in 2002.

Other Operating Income

Service charges on deposit accounts as of the end of the first nine months of 2003 increased to $210,000 versus $177,000 for the same period in 2002, for an 18.64% increase. The increase was due to increased fees collected in service charges related to NSF fees and service charges on demand checking accounts.

Other customer fees and charges for the first nine months increased $13,000 over the same period last year, or 32.97%. primarily centered in wire fees and safe deposit fees.

Service charges on deposit accounts for the third quarter of 2003 increased $11,000, or 18.33%, compared to the same period last year due to increased collection of fees related to NSF fees on commercial accounts.

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

The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total dollar amounts in thousands:

	9-30-03		12-31-02		9-30-02
	Amount	Loan Percent	Amount	Loan Percent	Amount	Loan Percent
Commercial	$625	32%	$580	28%	$615	32%
Construction	385	25%	400	25%	368	25%
Real Estate	390	37%	411	41%	350	37%
Consumer	45	6%	48	6%	50	6%
Unallocated	229	0%	200	0%	240	0%

	$1,674	100%	$1,639	100%	$1,623	100%

The following table summarizes the activity in the Bank’s allowance for credit losses for the nine months ended September 30, 2003 and 2002.

	Nine months ended (000.00 Omitted)
	9/30/03	9/30/02
Balance, beginning of the period	$1,639	$1,507
Provision for loan losses	11	80
Recoveries	27	42
Loans Charged-off	3	6

	$1,674	$1,623

The balance in the allowance for loan losses at September 30, 2003 was 1.61% of loans compared to 1.55% of loans at September 30, 2002. This level is considered appropriate and is slightly greater than the industry average.

Other Operating Expenses

Total other operating expenses increased $56,000 as of the end of the first nine months of 2003 for a 1.58% increase compared to the same period last year. This increase was primarily due to an increase in occupancy expense due to the move of our Walnut Creek Office, insurance expense due to increases in workers compensation insurance, state banking assessment, and a new provision for unused loan commitments.

For the third quarter of 2003, operating expenses increased $47,000 or a 4.03% compared to the same period last year primarily due to rent and insurance expenses.

Provision for Income Taxes

The Company’s provision for income taxes as of the end of the first nine months of 2003 increased from $839,000 in 2002 to $870,000. This increase is attributable to increased profits from operations as a result of the increases in net interest income as well as non-interest income and controlled expenses. For the same period in 2003 the Company’s total effective tax rate was 39.6% compared to 40.9% in 2002.

For the third quarter of 2003, the provision for income taxes decreased to $259,000 compared to $300,000 for the third quarter of 2002 for the same reason stated above as well as an adjustment to reserves for state taxes. The effective tax rate for this period was 36.4% versus 41.0% for the same period last year.

Net Income

Net income for the first nine months of 2003 increased to $1,327,000 from $1,211,000 for the same period in 2002, or an increase of 9.6%. Third quarter net income increased $22,000 or 5.2% over the same period last year.

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

Management has assessed these risks and has implemented an investment policy, continued to stress its loan program and decreased interest rates it pays on deposit accounts commensurate with the marketplace to help mitigate the downward pressure on its net interest income.

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

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be known to them by others within the Company, particularly during the period in which this report on Form 10-Q was being prepared.

(b)	Changes in Internal Controls.

There were no significant changes in the Company’s internal controls, the Company’s disclosure controls and procedures or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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

SUMMIT BANCSHARES, INC.
Registrant

Date November 10, 2003	By :	/s/ Shirley W, Nelson
Shirley W. Nelson
Chairman and CEO
(Principal Executive Officer)

Date November 10, 2003	By :	/s/ Kikuo Nakahara
Kikuo Nakahara
Chief Financial Officer
(Principal Financial Officer)